Form 10-K
period 1997-04-30
TRIDON ENTERPRISES INC
filed 1998-11-13
CIK 763245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the year Ended April 30, 1997
                                        OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) FOR THE SECURITIES
       EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the Transition Period From ____________________ to _________________.

                         Commission File Number: 0-13628

                         TRIDON ENTERPRISES INCORPORATED
              (Exact name of registrant as specified in its charter)

Colorado                                                              13-3183646
(State or other jurisdiction of                                 (I.R.S. employer
 incorporation or organization)                           identification number)

136 South Palm Drive, Suite 105, Beverly Hills, CA                         90212
(Address of principal executive offices)                              (Zip code)

               Registrant's telephone number, including area code:
                                  (310) 858-7123

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Shares, par value $.001 per share

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No     .

At April 30, 1997, there were 31,625,734 shares outstanding of the Registrant's common stock, $.001 par value.

                                TABLE OF CONTENTS


Item                                                                      Page

Item 1.    Business                                                          3

Item 2.    Properties                                                        5

Item 3.    Legal Proceedings                                                 5

Item 4.    Submission of Matters to a Vote of Security Holders               5

Item 5.    Market for the Registrant's Common Stock and Related
           Securities Matters                                                6

Item 6.    Selected Financial Data                                           7

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         7

Item 8.    Financial Statements (sub pages 1-16)                             9

Item 9.    Disagreements on Accounting and Financial Disclosure             24

Item 10.   Directors and Officers of the Registrant                         24

Item 11.   Executive Compensation                                           24

Item 12.   Security Ownership of Certain Beneficial Owners and Management   25

Item 13.   Certain Relationships and Related Transactions                   25

Item 14.   Exhibits, Financial Statement, Schedules, and Reports on
           Form 8K                                                          26

PART I

ITEM 1.  BUSINESS

General Development of Business

On October 10, 1989, a special meeting of the shareholders of Hammer Computer Systems, Inc. (HCSI), a Colorado Corporation incorporated in 1983, was held to consider and vote to ratify an Agreement and Plan of Merger, signed on February 22, 1989, to merge HCSI with Tridon Development Corporation, a Missouri Corporation, organized in 1988. Under the Agreement and Plan of Merger, Tridon Development Corporation was merged into HCSI, HCSI being the surviving Corporation. HCSI amended the Articles of Incorporation, changed the name of HCSI to Tridon Corporation. These propositions were passed by the shareholders on October 10, 1989.

Pursuant to the Plan of Merger, HCSI exchanged 600 shares of common stock in HCSI for each of 30,000 shares of common stock of Tridon Development Corporation outstanding. This increased the outstanding shares of common stock in Tridon Corporation from 17,270,433 to 35,270,433. Authorized shares of common stock remained at 100,000,000.

Hammer Computer Systems, Inc. a Colorado Corporation had been inoperative since August, 1986, at which time it suspended all operations and ceased doing business due to low sales levels and continuing losses, the Company was unable to remain in business.

In 1991 Paul Ebeling, the Company's CEO, identified a market for a non-surgical hair replacement prosthesis to be used by medical doctors to correct unsuccessful scalp reduction surgery, unsuccessful hair transplant surgery and the unsuccessful application of prescription drugs. The Company embarked on developing a process for manufacturing the prosthesis. The management of the Company estimates that it will require approximately $500,000 in working capital to successfully start the manufacturing process.

Toward this end, the Board Of Directors on February 10, 1992, authorized the issuance of convertible promissory notes. The proceeds of the notes were used to develop suitable reliable marketable product and for operating capital to fund development and various corporate expenses. The interest is 6% per annum to be paid only if called by the Company or redeemed by the holder three years subsequent to issue. Accrued interest on any portion of the loan converted to a new issue of preferred stock shall be forfeited at the time of conversion.

The principle of the notes is convertible into preferred stock at the rate of one share of preferred for each $1.00 note purchased. Notes totaling $48,000 in principle have been issued as of April 30, 1994.

The Company announced on September 21, 1993, the appointment of Harold A. Lancer, M.D. as Medical Director of its Vertex Hair System. Dr Lancer is a Fellow of the American Academy of Dermatology. A native of Montreal, Quebec, Canada, he was educated at Brandeis University, the University of California at San Diego Medical School, Harvard University Medical School, Tel Hashomen Hospital, Israel and St. Johns Hospital for Diseases of the Skin, London, England. Dr. Lancer has international experience in the specialities of dermatology and cosmetic surgery. Dr. Lancer authored and presented a paper on the Vertex Hair System to the Pacific Dermatological Society in Monterey, California on September 10, 1993. Dr. Lancer is a member of the the medical and scientific team developing Vertex(R) products.

The Company formalized its relationship with California Cybernetics Corporation for the implementation of its design, engineering, manufacturing and software applications for its computer-aided flexible manufacturing processes. All patentable aspects, including software and programming, of California Cybernetics' work for the Company's Vertex(R) system are the sole property of Tridon Enterprises Incorporated.

Management, Dr. Lancer and California Cybernetics Corporation are confident that they can successfully develop Vertex(R).

On January 20, 1994 the stockholders of the Company in a special meeting approved a $1,000,000 offering of 7% cumulative convertible preferred stock. On June 7,1994, the Company issued a private placement memorandum for the offering. Subsequent to July 31, 1995 the Company received $188,000 for the purchase of the preferred stock. The Company plans to use the proceeds of this placement for the development of the first flexible manufacturing devise for Vertex(R).

The Vertex does not have a base as used in normal hairpieces, but the hair appears to be growing directly from the scalp and there is no feeling of an object on one's head. Vertex(R) has 100% adhesion and can remain on for approximately one month with no special maintenance, after which it is replaced. Through Vertex's(R) unique locking system, human hair fibers are attached directly to synthetic skin. The substrate is virtually invisible. The synthetic skin is also moisture vapor permeable. It also may reduce the effect of the sun's damaging ultraviolet rays. Using advancements in computer-aided flexible manufacturing, Vertex(R) can be made consistently and less expensively than competitive products. With programmed information about a person's skin, natural hair, age and body chemistry, robotics manufacturing allows an individual to obtain the Vertex(R) on short notice, from anywhere in the world.

Prototypes were completed in the summer of 1994. Initial clinical tests were completed and the professional paper written by Dr. Lancer later in the year. Development is continuing. In February 1997 the Company began an 18-month testing project in preperation for a market roll out of Vertex Hair for Men. On Februrary 25, 1997 the company incorporated Vertex Corporation, a Neveda corporation, as a wholly-owned subidiary.

On June 6, 1993, Tridon issued 2,000,000 shares of its common stock in exchange for 100% of the common shares (10,000,000) of Polaris Pictures Corporation (Polaris), a California Corporation, pursuant to a Memorandum of Agreement dated June 1, 1992. On April 29, 1995 Tridon irrevocably transferred to a trust 100% of its shares of Polaris.


ITEM 2.  PROPERTIES

On August 15, 1993, the registrant leased office space from Palm Plaza Associates, for space located 136 South Palm Drive, Beverly Hills, California for $1600 per month. The aforementioned lease expired on August 14, 1994 and continued on a month to month basis at the rate of $1,550 per month through April 30, 1996. The Company now rents office space from Paul Ebeling at the same location for $600.00 per month on a month to month basis.


ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As explained in ITEM 1, on October 10, 1989 the shareholders approved a merger of Tridon Development Corporation into HCSI with HCSI changing its name to Tridon Corporation.

On January 20, 1994 the shareholders approved an amendment to the Articles of Incorporation to permit the Company to divide and issue 20,000,000 shares of preferred shares in series.

On February 22, 1996 the stockholders of the Company approved an amendment to its Articles of Incorporation: that officers and directors of the Company liability be limited to the full extent as provided for in the Colorado Corporations Code, Section 7, Article 9, as amended. The stockholders also voted to amend the Articles of Incorporation to change the name of the Corporation to Tridon Enterprises Incorporated and to split the shares of the company one for ten. The stockholders also voted to authorize the Board of Directors to place its Vertex(R) technology in a wholly-owned subsidiary Corporation.


PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Registrant's common stock is traded in the over-the counter market. The symbol for this stock is TEIM. The stock had a high bid of $.74 and a low bid of $.125 per share during the past fiscal year. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The Registrant has not in the past, nor does it currently intend to pay cash dividends on its common stock.


ITEM 6.   SELECTED FINANCIAL DATA

Balance Sheet Data:

               April 30,      April 30,      April 30,      April 30, April 30,
               1993           1994           1995           1996      1997

Total Assets      39,667      66,011         36,647         59,641    256,672

Working
Capital
(deficit)           4       (162,297)      (121,963)        55,277     18,936

Long-term
obligations    3,053,019   3,598,805      3,874,927           0          0

Stockholder's
equity
(deficit)        (13,352)   (184,006)    (4,090,090)       (85,326)   174,961

Cash
dividends per
common share      00.00       00.00          00.00          00.00      00.00

Tangible Book
Value per share   00.001      00.001         00.001         00.001     00.001



Statement of Operations Data:

               Year end    Year end     Year end   Year ended     Year end
               April 30,   April 30,    April 30,  April 30,      April 30,
               1993        1994         1995       1996           1997

Revenues       00.00       00.00         00.00      00.00          00.00

Income
(loss)         (23,806)  (276,654)      (625,399)  3,666,424     (2,072,867)

Income (loss)/
share          (0.09)      (0.02)       (0.01)       0.42          (0.08)


ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company discontinued its operations in August of 1986 because of significant
operation losses.   The Company is developing its Vertex hair replacement
prostesis for introduction to the market. It identified the market and believes its products are viable for that market. The Company management believes that with the appointment of Dr. Harold Lancer as Medical Director and with the establishment of a working relationship with California Cybernetics Corporation, that the Vertex(R) development project will be successful.

Up until April 30, 1994, the Company issued $48,000 in principle of convertible notes payable. The Company's management estimates that it will require approximately $500,000 to develop Vertex(R).

A summary of selected operating expenses for the years ended April 30, are:

                              1997           1996
Office rent                    0             18,600
Legal and professional         0             12,885
Interest                       0               0


Liquidity and Capital Resources

As a result of the discontinued operations, the Company has no revenues and expenses related only to administration and product development. In the opinion of management the Company's continued existence is dependent upon the completion of a successful merger with and/or acquisition by an operating company or be successful in raising sufficient capital to develop and market Vertex(R).

President, CEO and director, Paul Ebeling, Chairman of the Board and CEO, advanced the Company $16,627 in funds during fiscal 1996 to pay for operating and administrative expenses while the Company seeks additional capital.


Capital Resources

On June 7, 1994, the Company offered $1,000,000 of 7% cumulative preferred stock in a private placement memorandum. The Company has received $188,000 from the offering. The offering is closed.

ITEM 8.   FINANCIAL STATEMENTS


                         TRIDON ENTERPRISES INCORPORATED

                          INDEX TO FINANCIAL STATEMENTS



                                                          Page

AUDITORS' REPORT                                          10 (sub pg 1)

OTHER AUDITOR' REPORT                                     11 (sub pg 2)

BALANCE SHEETS                                            12 (sub pg 3)

STATEMENT OF OPERATIONS                                   13-14 (sub pgs 4-5)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)              15-16 (sub pgs 6-7)

STATEMENTS OF CASH FLOWS                                  17 (sub pgs 8-9)

NOTES TO FINANCIAL STATEMENTS                             18-23 (sub pgs 10-16)

                        TRIDON ENTERPRISES, INCORPORATED

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                               FINANCIAL STATEMENTS

                                  APRIL 30, 1997

Table of Contents

                                                                 Page

Auditors' Report                                                 1

Other Auditors' Report                                           2

Balance Sheets                                                   3

Statements of Operations                                         4-5

Statements of Changes in Stockholders' Equity (Deficit)          6-7

Statements of Cash Flows                                         8-9

Notes to Financial Statements                                    10-16

                           INDEPENDENT AUDITORS' REPORT



Board of Directors
Tridon Enterprises Incorporated

We have audited the balance sheet of Tridon Enterprises Incorporated (a Company in the development stage) as of April 30, 1997 and 1996, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated statements of loss, changes in stockholders' equity (deficit), and cash flows for the period from the inception of the development stage to April 30, 1994. Those financial statements were audited by another auditor, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts from the inception of the development stage to April 30, 1994, is based solely on the report of the other auditor.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Tridon Enterprises Incorporated (a Company in the development stage) as of April 30, 1997 and 1996 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.


CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.

June 30, 1998

                                      TRIDON ENTERPRISES INCORPORATED
                                   (A COMPANY IN THE DEVELOPMENT STAGE)
                                              BALANCE SHEETS

                                             April 30, 1997      April 30, 1996

Assets

Current Assets:
     Cash                                    $   18,936     $     55,277
     Advances to Officers (Note 3)              121,555               0
     Notes Receivable and
       Interest Receivable (Note 5)             266,667               0
      Less Allowance for Bad Debt              (266,667)              0
                                                -------          -------
          Total Current Assets                  140,491           55,277

Furniture and Equipment - at Cost                 7,576            7,576

     Accumulated Depreciation                    (4,846)          (3,212)
                                                -------          -------
          Net Furniture and Equipment (Note 2)    2,730            4,364
                                                -------          -------
Investment in Common Stock -
  Related Party (Note 3)                             0                0
Marketable Equity Securities (Note 4)           107,451               0
Note Receivable - Related Party (Note 6)          6,000               0
                                                -------          -------
          Total Assets                       $  256,672     $     59,641
                                                -------          -------

Liabilities And Stockholders' Equity

Current Liabilities:
     Accounts Payable and Accrued Expenses   $   76,711     $    126,614
     Advances from Officer (Note 3)                  0            13,353

     Advances from Shareholder (Note 3)           5,000            5,000
                                                -------          -------
          Total Current Liabilities              81,711          144,967

COMMITMENTS AND CONTINGENCIES (Note 13)               -                -
                                                -------          -------
          Total Liabilities                      81,711          144,967

Stockholders' Equity:
     Common Stock, $.001 Par Value, 100,000,000
       Shares Authorized, 31,625,734 and
       10,000,034 Shares Issued And
       Outstanding, Respectively                 31,626           10,000
     Preferred Stock, 7% Cumulative Convertible,
       Par Value $.001, 20,000,000 Shares
       Authorized, 83,300 Shares Issued
       And Outstanding                               83               83
     Additional Paid-In Capital               7,318,316        5,006,788
     Common Stock Subscribed                   (225,000)        (225,000)
     Deficit Accumulated During
       Development Stage                     (6,950,064)      (4,877,197)
                                              ---------        ---------
          Total Stockholders' Equity            174,961          (85,326)
                                              ---------        ---------
          Total Liabilities And
            Stockholders' Equity             $  256,672     $     59,641
                                              ---------        ---------


See Accompanying Notes to the Financial Statements
See Accompanying Auditors' Reports

                                     TRIDON ENTERPRISES INCORPORATED
                                  (A Company In The Development Stage)
                                        Statements Of Operations


                                                            Twelve         Twelve         Twelve
                                             Inception      Months         Months         Months
                                             To             Ended          Ended          Ended
                                             April 30,      April 30,      April 30,      April 30,
                                             1997           1997           1996           1995

Revenue:
     Net Sales                          $    151,729   $         0    $         0    $         0
     Cost of Sales                           182,581             0              0          49,960
                                           ----------     ---------      ---------      ---------
Gross Loss                                   (30,852)            0              0
                                           ----------     ---------      ---------      ---------

Operating Expenses:
     General and Administrative            3,271,901        375,065        269,902         95,214
     Research and Development                132,697          3,117             0         129,580
     Computer Software Development Costs     630,066             0              0              0
     Interest                                869,166             0              0         349,746
                                           ----------     ---------      ---------      ---------
          Total Operating Expenses         4,903,830        378,182        269,902        574,540
                                           ----------     ---------      ---------      ---------
          Net Loss from Operations        (4,934,682)      (378,182)      (269,902)      (624,500)
                                           ----------     ---------      ---------      ---------

Other Income (Expense):
     Consulting Fees Related to
       Common Stock Issued (Note 1)         (810,000)      (810,000)            0              0
     Officer's Salary Related to
       Common Stock Issued (Note 1)         (409,023)      (409,023)            0              0
     Interest                                 85,766         16,695             0              0
     Casualty Loss - Boat                 (3,000,000)            0              0              0
     Gain on Settlement (Note 14)            411,495             0          93,750             0
     Forgiveness of Interest                   8,901             0           6,412          2,489
     Forgiveness of Debt                     123,994             0              0              0
     Loss on Disposition of
       Marketable Securities                 (52,332)       (47,585)            0              0
     Loss on Permanent Impairment
       of Securities (Note 4)                (92,550)       (92,550)            0              0
     Miscellaneous                             3,420             0              0            (188)
     Bad Debt Expense (Note 5)              (351,422)      (351,422)            0              0
                                           ----------     ---------      ---------      ---------
          Total Other Income (Loss)       (4,081,751)    (1,693,885)       100,162          2,301
                                           ----------     ---------      ---------      ---------
(Loss) from Continuing Operations
  Before Income Tax Benefit (Expense)     (9,016,433)    (2,072,067)      (169,740)      (622,199)

Income Tax Benefit (Expense)                  83,405           (800)          (800)        (3,200)
                                           ----------     ---------      ---------      ---------

(Loss) from Continuing Operations         (8,933,028)    (2,072,867)      (170,540)      (625,399)

Gain on Disposal of Segment (Note 11)      3,836,964             0       3,836,964             0

(Loss) on Discontinued Operations         (1,854,000)            0              0              0
                                           ----------     ---------      ---------      ---------

NET INCOME (LOSS)                       $ (6,950,064)  $ (2,072,867)  $  3,666,424       (625,399)
                                           ----------     ---------      ---------      ---------
Primary (Loss) From Continuing Operations Per Share    $       (.08)  $       (.02)  $       (.02)

Primary Gain From Disposal of Segment Per Share        $         0            0.46             0
                                                          ---------      ---------      ---------

PRIMARY EARNINGS (LOSS) PER SHARE                      $       (.08)  $        .44   $       (.02)
                                                          ---------      ---------      ---------

Fully Diluted (Loss) From Continuing Operations
 Per Share                                             $       (.08)  $       (.02)  $       (.01)

Fully Diluted Gain on Disposal of Segment Per Share    $         0             .44             0

                                                          ---------      ---------      ---------

FULLY DILUTED EARNINGS (LOSS) PER SHARE                $       (.08)  $        .42   $       (.01)
                                                          ---------      ---------      ---------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 DURING THE PERIOD

     PRIMARY                                             25,941,648      8,356,671     40,903,766
                                                          ---------      ---------      ---------

     FULLY DILUTED                                       25,941,648      8,689,871     43,523,766
                                                          ---------      ---------      ---------


See Accompanying Notes to the Financial Statements
See Accompanying Auditors' Reports

                                     TRIDON ENTERPRISES INCORPORATED
                                  (A COMPANY IN THE DEVELOPMENT STAGE)
                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE YEARS ENDED APRIL 30, 1988 TO 1997

                                        Common                             Preferred
                                                  Paid                               Paid
                                        Par       In                       Par       In
                              Shares    Value     Capital        Shares    Value     Capital

Balance at inception
Common stock issued                0    $    0    $    0
Net losses from inception
  to April 30, 1988        1,727,043     1,727    4,166,828
                           ---------    -------   ---------
Balances at April 30, 1988 1,727,043     1,727    4,166,828
Net loss for the year
  April 30, 1989                   0         0         0
                           ---------    -------   ---------
Balances at April 30, 1989 1,727,043     1,727    4,166,828
Merger on October 10, 1989
  with Tridon Development
  Corporation              1,800,000     1,800       (4,964)
Net income for the year
  April 30, 1990                   0         0         0
                           ---------    -------   ---------
Balances at April 30, 1990 3,527,043     3,527    4,161,864
Net loss for the year
  April 30, 1991                   0         0         0
                           ---------    -------   ---------
Balances at April 30, 1991 3,527,043     3,527    4,161,864
Net loss for the year
  April 30, 1992                   0         0         0
                           ---------    -------   ---------
Balances at April 30, 1992 3,527,043     3,527    4,161,864
Net loss for the year
  April 30, 1993                   0         0         0
                           ---------    -------   ---------
Balances at April 30, 1993 3,527,043     3,527    4,161,864
Acquisition of Polaris
  Pictures Corporation
  on June 6, 1993            200,000       200       39,800
Stock bonuses                330,000       330       65,670
Net loss for the year
  April 30, 1994                   0         0         0
                           ---------    -------   ---------
Balances at April 30, 1994 -
  consolidated             4,057,043     4,057    4,267,334

Common stock issued          160,000       160      242,840
Preferred stock issued                                            33,000   $   33    $ 163,288
Common stock subscribed
Net loss for the year
  April 30, 1995                   0         0         0
                           ---------    -------   ---------    ---------   -------   ---------

Balances at April 30, 1995 -
  combined                 4,217,043     4,217    4,510,174       33,000       33      163,288
Common stock issued        5,782,991     5,783      122,876
Preferred stock issued                                            50,300       50      210,450
Net income for the year
  April 30, 1996                   0         0         0
                           ---------    -------   ---------    ---------   -------   ---------
Balances at
  April 30, 1996          10,000,034    10,000    4,633,050       83,300       83      373,738
Common stock issued        4,641,333     4,641      438,809
Common stock issued in
  exchange for Madera
  International, Inc.
  stock (Note 1)           2,000,000     2,000      375,200
Common stock issued in
  exchange for services
  rendered                 1,436,667     1,437      156,597
Common stock issued in
  exchange for services
  rendered (Note 1)        9,000,000     9,000      891,000
Common stock issued for
  increase in advances
  to officers (Note 1)     4,547,700     4,548      449,922
Net loss for the year
  April 30, 1997                   0         0         0
                           ---------    -------   ---------    ---------   -------   ---------

Balances at
  April 30, 1997          31,625,734   $31,626   $6,944,578     83,300     $   83    $ 73,738

                                             (Deficit)           Common         Total
                                             During the          Stock          Stockholders'
                                             Development Stage   Subscribed     Equity (Deficit)

Balance at inception                         $    0
Common stock issued
Net losses from inception
  to April 30, 1988                           (4,267,549)
                                             ----------------    ---------      ---------------
Balances at April 30, 1988                    (4,267,549)                       $ (98,994)
Net loss for the year
  April 30, 1989                                  0                                  0
                                             ----------------    ---------      ---------------
Balances at April 30, 1989                    (4,267,549)                         (98,994)
Merger on October 10, 1989
  with Tridon Development
  Corporation                                     0                                  0
Net income for the year
  April 30, 1990                                 127,339                          127,339
                                             ----------------    ---------      ---------------
Balances at April 30, 1990                    (4,140,210)                          25,181
Net loss for the year
  April 30, 1991                                    (181)                            (181)
                                             ----------------    ---------      ---------------
Balances at April 30, 1991                    (4,140,391)                          25,000
Net loss for the year
  April 30, 1992                                 (14,546)                         (14,546)
                                             ----------------    ---------      ---------------
Balances at April 30, 1992                    (4,154,937)                          10,454
Net loss for the year
  April 30, 1993                              (3,180,791)                      (3,180,791)
                                             ----------------    ---------      ---------------
Balances at April 30, 1993                    (7,335,728)                      (3,170,337)
Acquisition of Polaris
  Pictures Corporation
  on June 6, 1993                                                                  40,000
Stock bonuses                                                                      66,000
Net loss for the year
  April 30, 1994                                (582,494)                        (582,494)
                                             ----------------    ---------      ---------------
Balances at April 30, 1994 -
  consolidated                                (7,918,222)                      (3,646,831)

Common stock issued                                                               243,000
Preferred stock issued                                                            163,321
Common stock subscribed                                          $(225,000)      (225,000)
Net loss for the year
  April 30, 1995                                (625,399)                        (625,399)
                                             ----------------    ---------      ---------------

Balances at April 30, 1995 -
  combined                                    (8,543,621)         (225,000)    (4,090,909)
Common stock issued                                                               128,659
Preferred stock issued                                                            210,500
Net income for the year
  April 30, 1996                               3,666,424                        3,666,424
                                             ----------------    ---------      ---------------
Balances at
  April 30, 1996                              (4,877,197)         (225,000)       (85,326)
Common stock issued                                                               443,450
Common stock issued in
  exchange for Madera
  International, Inc.
  stock (Note 1)                                                                  377,200
Common stock issued in
  exchange for services
  rendered                                                                        158,034
Common stock issued in
  exchange for services
  rendered (Note 1)                                                               900,000
Common stock issued for
  increase in advances
  to officers (Note 1)                                                            454,470
Net loss for the year
  April 30, 1997                              (2,072,867)                      (2,072,867)
                                             ----------------    ---------      ---------------

Balances at
  April 30, 1997                             $(6,950,064)         (225,000)     $ 174,961
                                             ----------------    ---------      ---------------



See Accompanying Notes to the Financial Statements
See Accompanying Auditors' Reports

                                      TRIDON ENTERPRISES INCORPORATED
                                   (A COMPANY IN THE DEVELOPMENT STAGE)
                                         STATEMENTS OF CASH FLOWS


                                                                                          Combined
                                                            Twelve         Twelve         Twelve
                                        Inception           Months         Months         Months
                                        to                  Ended          Ended          Ended
                                        April 30,           April 30,      April 30,      April 30,
                                        1997                1997           1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                  $(6,950,064)        $(2,072,867)   $3,666,424     $(625,399)
       Adjustments to reconcile net
       (loss) to net cash used by operations:
          (Loss) on disposal of segment  (3,836,964)             0         (3,836,964)         0
          Loss on permanent impairment
            of marketable securities         92,550              92,550         0              0
          Loss on sale of marketable
            securities                       47,585              47,585         0              0
          Write down of investment           25,000              0             25,000          0
          Depreciation                        5,011               1,634         1,520         1,107
          Increase in allowance for
            bad debts                       362,305             351,422         7,883          0
          Professional fees                  12,885              0             12,885          0
          Outside services paid by
            issuance of common stock        266,035             248,034         0            18,000
          Officer's salary related to
            common stock issued (Note 1)    409,023             409,023         0              0
          Loan fees related to common
            stock issued (Note 1)           810,000             810,000         0              0
          Write-down of screenplays          49,860              0              0            49,860
          Loss on fixed asset disposal        1,253              0              0             1,253
          Research and development           88,000              0              0            88,000
          Interest expense                  349,745              0              0           349,745
          Forgiveness of interest            (8,901)             0             (6,412)       (2,489)
          Maritime loss                   3,462,825              0              0              0
          Forgiveness of debt              (123,994)             0              0              0
       (Increase) decrease in:
          Prepaid expenses                   0                   0                800          (800)
          Notes receivable                   (3,000)             0              0              0
          Interest receivable               (16,667)            (16,667)        0              0
       Increase (decrease) in:
          Accounts payable and
            accrued expenses                154,517             (49,902)      121,679        (2,840)
          Income tax payable                 0                   0             (1,600)        1,600
          Preferred stock subscription       10,000              0              0              0
          Accrued payroll                    0                   0            (93,750)         0
          Estimated future cost of
            discontinued operations           3,125              0              0              0
          Accounts payable-Vintage
            Group Inc.                       45,574              0              0              0
                                        ------------          ----------     ---------     ---------
            Net Cash (Used) by
            Operating Activities         (4,744,297)           (179,188)     (102,535)     (121,963)
                                        ------------          ----------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans made                            (340,757)           (340,757)        0              0
     Investment in marketable equity
       securities                          (238,550)           (200,000)        0              0
     Proceeds from sale of securities       329,615             329,615         0              0
     Sale of common stock                    13,550              0              0              0
     Investment in screenplays              (40,000)             0              0              0
     Purchase of furniture and equipment     (8,994)             0             (1,998)       (5,342)
     Advances to related party              (81,108)            (76,108)        0            (5,000)
     Investment in production                (1,925)             0              0            (1,925)
                                        ------------          ----------     ---------     ---------

               Net Cash (Used) by
               Investing Activities        (368,169)           (287,250)       (1,998)      (12,267)
                                        ------------          ----------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       common stock                       4,720,471             443,450           667          0
     Proceeds from issuance of
       convertible preferred stock          135,003              0                  3       135,000
     Increase in paid-in capital             99,866              0            104,830          0
     Proceeds from issuance of
       convertible notes payable             59,025              0              0             3,000
     Advances from officer                  158,735              0             63,223        15,559
     Repayments of advances from officer    (41,702)            (13,353)       (8,949)      (19,400)

               Net Cash Provided by
               Financing Activities       5,131,398             430,097       159,774       134,159
                                        ------------          ----------     ---------     ---------

NET INCREASE (DECREASE) IN CASH              18,932             (36,341)       55,241           (71)

CASH AT BEGINNING OF PERIOD                       4              55,277            36           107
                                        ------------          ----------     ---------     ---------

CASH AT END OF PERIOD                   $    18,936         $    18,936    $   55,277     $      36
                                        ------------          ----------     ---------     ---------

NON CASH INVESTING AND FINANCING
  TRANSACTIONS:
     Common stock issued for advances
       to officers (Note 1)             $    45,447         $    45,447    $    0         $    0
                                        ------------          ----------     ---------     ---------
     Common stock issued in exchange
       for Madera International, Inc.
       stock (Note 1)                   $   377,200         $   377,200    $    0         $    0
                                        ------------          ----------     ---------     ---------

CASH PAID FOR:
     Income taxes                       $     4,800         $       800    $      800     $   3,200
                                        ------------          ----------     ---------     ---------
     Interest                           $         0         $    0         $    0         $    0
                                        ------------          ----------     ---------     ---------

See Accompanying Notes to the Financial Statements
See Accompanying Auditors' Reports

                         TRIDON ENTERPRISES INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Summary of Significant Accounting Policies

     Organization

Tridon Enterprises Incorporated (the Company) was incorporated in the state of Colorado on October 7, 1983 as Turco Computer Systems, Inc. The Company changed its name to Hammer Computer Systems, Inc. on September 27, 1984.

In October 1989, Hammer Computer Systems, Inc. (HCSI) and Tridon Development Corporation merged, with HCSI being the surviving corporation. The Company then changed its name to Tridon Corporation.

In June 1993, the Company acquired 100% of the outstanding common stock of Polaris Pictures Corporation in exchange for 2,000,000 shares of its common stock.

On April 29, 1995, the Company irrevocably transferred in trust all shares of the stock of Polaris Pictures Corporation to a trust (see Note 11).

On March 15, 1996, the Company changed its name from Tridon Corporation to Tridon Enterprises Incorporated.

     Basis of Consolidation and Combination

As of April 30, 1995, the combined balance sheet includes the accounts of Tridon Corporation and the related trust which holds the ownership of its former subsidiary, Polaris Pictures Corporation. Both entities were under common control (Note 11). All balance sheets presented for periods prior to April 30, 1995, are consolidated. For the year ended April 30, 1994, and all prior periods, the statements of loss, changes in shareholders' equity, and cash flows of Tridon Corporation and Polaris Pictures Corporation are consolidated. All significant intercompany transactions have been eliminated from the financial statements. See Note 11 for disposition of wholly-owned subsidiary.

     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     Basis of Presentation

The Company has not generated significant revenues since inception. Consequently, the financial statement presentation for development stage enterprises is followed in accordance with Financial Accounting Board Statement 7.

     Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Statements of Cash Flows

For the current year ended April 30, 1997, the Company entered into several non-monetary transactions as described below:

Paul Ebeling, an officer of the Company, was issued 4,547,700 shares of restricted common stock at $.01 per share, which was recorded as an increase to advances to officers (see Note 1 - Revaluation of Common Stock).

Steve Antebi, a stockholder, converted a $90,000 payable for services to 9,000,000 restricted common shares at $.01 per share (see Note 1 - Revaluation of Common Stock).

The Company issued 1,436,667 shares of common stock for outside services performed for the Company for $158,034 at $.11 per share.

The Company exchanged 2 million shares of its common stock for 2 million common shares of Madera International, Inc. At the time of the exchange, Madera International, Inc. common stock was trading at $.1886 per share.

     Revaluation of Common Stock

It was determined that all common stock issued during the current fiscal year should be valued at an estimated fair market value. A fair market value was determined based on what an independent outside party would be willing to pay for a share of the Company's common stock. The stock issued in exchange for consulting services and as an increase to advances to officers was valued based on an estimated fair market value of $.10 per share. The 9,000,000 shares of common stock issued in exchange for consulting services of $90,000 was revalued to $900,000 by an increase of $810,000 to additional paid in capital and an increase to loan fees. The 4,547,700 shares of common stock issued for advances to officers in exchange for $45,447, was revalued to $454,470 by an increase of $409,023 to additional paid in capital and an increase to officer's salary.

     Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed under the straight-line and double-declining balance methods using a five year life. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals or betterment are capitalized. For the years ended April 30, 1997, 1996 and 1995, included in the consolidated statements of operations are provisions for depreciation of $1,634, $1,520 and $1,107, respectively.

     Income Taxes

The Company computes deferred income taxes in accordance with Financial Accounting Standards Board Statement No. 109 (SFAS No. 109), "Accounting for Income Taxes". Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. As of April 30, 1997, 1996 and 1995, all items of deferred tax, after application of valuation allowances, were immaterial.

For tax purposes, Tridon Enterprises Incorporated has a tax year-end of April
30.

     Marketable Equity Securities

For the year ended April 30, 1997, the Company has adopted the Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). Under the provisions of FAS 115, marketable securities considered available for sale are recorded at fair market value.

     Earnings per Common Share

Primary earnings (loss) per share is computed using the weighted average number of common shares outstanding during the period. Fully diluted earnings (loss) per share reflects the dilutive effects of increased shares that would result from the conversion of debt and equity securities which are not treated as common stock equivalents. The common shares outstanding for all periods presented reflect the 10 to 1 reverse stock split declared on March 15, 1996.

     Research and Development

Research and development costs are expensed as incurred.


Note 2 - Property and Equipment

Property and equipment are recorded at cost and consist of the following:

                                        April 30,
                                    1997        1996

Computers                       $  3,821     $  3,821
Furniture and fixtures             1,706        1,706
Equipment                          2,049        2,049
                                   -----        -----
                                   7,576        7,576

Less: Accumulated Depreciation     4,846        3,212
                                   -----        -----
                                $  2,730     $  4,364


Note 3 - Related Party Transactions

The Company is invested in a noncontrolling interest in Vintage Group, Inc. in the amount of $25,000. In addition, the Company advanced $5,000 to Vintage Group, Inc. Vintage Group, Inc. is engaged in speculative investment activities which are subject to significant volatility. This amount has been written off as uncollectible for the year ended April 30, 1996.

During the year ended April 30, 1997, non-interest bearing funds were advanced throughout the year to Paul Ebeling and Kevin Welch, officers of the Company. Advances to Mr. Ebeling and Mr. Welch as of April 30, 1997 were $91,555 and $30,000, respectively. As of April 30, 1996, advances from Mr. Ebeling were $13,353. Advances from Steve Antebi as of April 30, 1997 and 1996 were $5,000. There are no signed notes. For additional related party transactions, see Notes 1 and 6.

See also Note 11 - Disposition of Wholly-Owned Subsidiary.


Note 4 - Marketable Equity Securities

During the current year, the Company adopted the Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). Under the provisions of FAS 115, marketable securities considered available for sale are recorded at fair market value if they have a readily determinable fair value. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate item in the shareholders' equity section of the balance sheet, unless there is a permanent impairment to the marketable security, in which case it is recorded as a loss in the income statement. Management is treating its investment in marketable securities as an investment that is available for sale as of April 30, 1997.

During the year ended April 30, 1997, the Company purchased 1 million shares of International Forest Industries, Inc. stock with an initial cost of $200,000. At April 30, 1997, the stock was worth $531,250. Subsequent to the year end, International Forest Industries changed its name to Fluor City International. Subsequent to the balance sheet date, but prior to issuance of the report, the stock had several reverse splits and eventually was sold in May 1998 for $107,451. Due to this permanent impairment, the net unrealized holding loss in the amount of $92,550 has been shown as a loss in the statement of operations for the year ended April 30, 1997.


Note 5 - Note Receivable

Madera International, Inc., unsecured, receivable interest only, quarterly,beginning December 31, 1996 at 10% per annum. All unpaid interest and principal due September 3, 1997. At April 30, 1997 unpaid interest was $16,667.

As of the date of this report, this receivable and related interest is past due,and therefore, at April 30, 1997 this receivable and accrued interest has been reserved for and is also included in bad debt expense on the statement of
operations:         $250,000


Note 6 - Note Receivable - Related Party

One Inch Punch, Inc., unsecured, non-interest bearing, is due on demand. No demand is anticipated within one year. Loan is to a family member of Steve
Antebi:             $ 6,000


Note 7 - Convertible Notes Payable

The Board of Directors, in February 1992, authorized the issuance of convertible notes payable. Interest is 6% per annum to be paid only if called by the Company or redeemed by the holder three years subsequent to the date of issue. Accrued interest on any portion of the loan converted to preferred stock shall be forfeited at the time of conversion. The principal of the notes is convertible into cumulative convertible preferred stock at the rate of $1.00 per share.

For the year ended April 30, 1996, convertible notes payable totaling $32,500 in principal were converted to 32,500 cumulative convertible preferred shares at $1.00 per share.


Note 8 - Income Taxes

The provision for income taxes consists of:

                                             April 30,
                                       1997          1996

Federal                            $    0         $    0
State                                  800            800
                                       ---            ---
                                       800            800

Deferred Taxes                          0              0
                                       ---            ---
Provision for Income Taxes         $   800        $   800


     Loss Carryforwards

On April 30, 1987, Hammer Computer Systems, Inc. (HCSI) and its subsidiary, Certified Software, had net operating loss carryforwards. The amounts which the Company may ultimately apply to future taxable income may be limited by application of tax law. Tentative expiration dates are as follows:

Year of Expiration       HCSI           Certified      Total
     1998                119,000           0           119,000
     1999                625,000        293,000        918,000
     2000                118,000        357,000        475,000
     2001              1,241,000        160,000      1,401,000
     2002                608,000        393,000      1,001,000

Totals:               $2,711,000     $1,203,000     $3,914,000

The full amount of the deferred tax asset resulting from the loss carryforwards is offset by a valuation allowance due to the uncertainty of the Company to continue as a going concern.

Subsequent to the merger of HCSI and Tridon Development Corporation, the Company has accumulated a tax loss carryforward of approximately $1,169,124 for federal tax purposes and a $580,632 tax loss carryforward for California franchise tax purposes. Federal net operating losses (NOL's) are carried forward 15 years and expire between 1999 and 2012. State NOL's are carried forward 5 years and expire between 1998 and 2002. In addition, Polaris Pictures Corporation (Polaris) has accumulated a tax loss carryforward of approximately $265,000 for federal tax purposes and a $132,000 loss carryforward for California franchise tax purposes, whose net operating loss carryforwards expire in 2009 and 1999, respectively.

All loss carryforward amounts are subject to review and revision by tax authorities.


Note 9 - Subsequent Events

     Vertex Corporation

Subsequent to April 30, 1997, the Company invested $20,000 in exchange for 100% of the stock of a newly formed company called Vertex Corporation. Vertex Corporation was formed for the purpose of creating products and solutions for individuals suffering some degree of hair loss. A product line is being prepared for introduction.

     National Paintball Supply Company, Inc.

National Paintball Supply Company, Inc. is the world's largest distributor of paintball guns, paint gear and related accessories. On May 30, 1998, Tridon Enterprises Incorporated reached a tentative agreement with National Paintball Supply Company, Inc. as follows:

National Paintball Supply Company, Inc. agrees to be acquired in a tax free exchange by Tridon Enterprises Incorporated. National Paintball Supply Company, Inc. shall receive 82% of the post reorganization issued and outstanding shares of Tridon Enterprises Incorporated. The present shareholders of Tridon Enterprises Incorporated shall retain 8% of the issued and outstanding shares of Tridon Enterprises Incorporated, with the remaining 10% to be offered in a private placement.


Note 10 - Offering of Cumulative Convertible Preferred Stock

In June 1994, the Company offered $1,000,000 of 7% cumulative convertible preferred stock at $10 per share in a private placement memorandum. The preferred stock is convertible to 4,000,000 shares of common stock one year after issuance and may be called by the Company two years after the issue date. During the year ended April 30, 1996, $150,000 of advances from an officer were converted to 15,000 cumulative convertible preferred shares. As of April 30, 1997, 83,300 cumulative convertible preferred shares are issued and outstanding. Dividends in arrears on the cumulative preferred stock is $60,291 and $34,300 for the years ended April 30, 1997 and 1996, respectively.

For the years ended April 30, 1997 and 1996, no dividends were declared or paid.


Note 11 - Disposition of Wholly-Owned Subsidiary

On April 29, 1995, the Board of Directors of Tridon Enterprises Incorporated irrevocably transferred in trust 100% of the stock of Polaris Pictures Corporation to be held for the benefit of the creditors of Polaris.

On April 29, 1996, Paul Ebeling resigned as an officer/director of Polaris Pictures Corporation. Consequently, Tridon and Polaris are not under common control.

The financial statements reflect the disposition of Polaris as a discontinued operation in accordance with generally accepted accounting principles. A gain of $3,836,964 is recognized in the statement of operations from the disposal of Polaris as of April 30, 1996 (see Note 1).


Note 12 - Uncertainty of Ability to Continue as a Going Concern

Tridon Enterprises Incorporated has suffered substantial losses since inception. In order for the Company to continue as a going concern, Tridon Enterprises Incorporated is dependent upon its ability to raise capital from various sources, including loans from shareholders and others as well as the development of an ongoing source of revenue.


Note 13 - Commitments and Contingencies

The Company had a one year operating lease for office space which expired in August 1994. Currently, the Company is leasing its premises on a month-to-month basis. Rent expense relative to this lease was charged to operations, and for the years ended April 30, 1997, 1996 and 1995 was $0, $18,600, and $21,538,
respectively. Rent expense for the fiscal year ended April 30, 1997 of $7,200 was paid by the president of the Company. The Company plans to repay this expense when funds are available. This expense has not been included in these financial statements.

The Company leased a vehicle on a month-to month basis through December 31, 1995. Rent expense relative to this lease for the years ended April 30, 1997, 1996 and 1995 was $0, $6,593, and $8,403, respectively. Auto expense for the fiscal year ended April 30, 1997 of approximately $2,700 was paid directly by the president of the Company. The Company plans to repay this expense when funds are available. This expense has not been included in these financial statements.


Note 14 - Gain on Settlement

The Company had previously entered into an employment agreement with a key employee, Gilbert Van Nieulande. Subsequent to April 30, 1995, the contract was terminated.

During the year ended April 30, 1996, the Company settled certain claims with Gilbert Van Nieulande. The Company forgave loans to Mr. Van Nieulande totaling $14,575. The Company had reserved against this note at April 30, 1995. Mr. Van Nieulande returned 550,000 shares of common stock to the Company. Mr. Van Nieulande relinquished any claim to approximately $93,750, which had been accrued as compensation on his behalf.


See Accompanying Auditors' Reports

ITEM 9.   Disagreements on Accounting and Financial Disclosures

During the 12 months ended April 30, 1997 the Company had no disagreement with accountants on any matter of accounting principles or practices of financial statement disclosure.


PART III

ITEM 10.  Directors and Officers of the Registrant

Officers and Directors of the Company as of April 30, 1997 are as follows:

Name                     Age            Position
Paul Ebeling             57             Chief Executive Officer and Director
Kevin Welch              35             Secretary/Treasurer and Director
Nicolas Weider, M.D.     39             Director

Each director holds office until the next annual meeting of shareholders and until their successor has been elected and qualified. Each officer holds office at the pleasure of the Board of Directors and until their successor has been elected and qualified.

Paul Ebeling joined Tridon Enterprises Incorporated in December of 1988. From 1982 to the 1988, Mr. Ebeling was President and Chairman of UHB Corporation which specialized in planned community development and finance. Mr. Ebeling directs the activities of the company.

Kevin Welch joined Tridon Enterprises Incorporated on February 22, 1996 and serves as Secretary/Treasurer and a director of the company.

Nicolas Weider joined Tridon Enterprises Incorporated on March 17, 1997 and serves as a director of the company.


ITEM 11.  Executive Compensation

The following is a summary of executive compensation for the year ended April 30, 1997:

Paul  Ebeling                 (see Note 1)
Kevin Welch                   $     0
Harold Lancer, MD             $     0
Nicolas Weider, MD            $     0


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth in the beneficial ownership of the Company's common stock be each person known to he Company to be the beneficial owner of more than five percent of the outstanding common stock of the Company and by directors and executive officers of the Company, both individually and as a group.

Beneficial Owner              Shares Beneficially Owned     Percentage of Class

Antebi Children's Insurance
Trust of 1995
345 North Maple Drive
Beverly Hills, CA 90210            11,988,444                    38%

Paul Ebeling*
P.O. Box 16244
Beverly Hills, CA 90209             7,709,586                    24%

*Mr. Ebeling holds conversion rights to 600,000 shares of common stock or 1.8%.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Vintage Group inc., as a condition set forth in the Agreement and Plan of Merger, canceled and forgave all indebtedness and any other obligations owed to Vintage by Hammer computer Systems, Inc. (HCSI). The Company advanced $5000 to Vintage Group, Inc. during the quarter ending October 31, 1994.

President, CEO and director Paul Ebeling has made cash advances to the Corporation for administrative expenses. The amount owed to Mr. Ebeling at April 30, 1996 and 1997 is $13,353 and $00.00 respectively.

The son of Paul A. Ebeling, Nicholas Ebeling, purchased $2,500 of convertible notes from the Company in March of 1992. In addition another family member bought $3,000 of convertible notes. During the year ending April 30, 1996 the notes were converted to 2,500 and 3,000 shares of cumulative convertible preferred shares respectively.

During the year ended April 30, 1997, non-interesting bearing funds were advanced throughout the year to Paul Ebeling and Kevin Welch, officers of the
company.   Advances to Mr. Ebeling and Mr. Welch as April 30, 1997 were $91,555 and $30,000 respectively. As of April 30, 1996 advances from Mr. Ebeling were $13,353. (See Note 3)


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report:

1.   Financial Statements: included in Item 8, Part II of this report.

2.   Exhibits required to be filed by this report:

     Exhibit
     Number         Description

     (3)  Articles of Incorporation and Bylaws
               (a) Certificate of Amendment to Articles of Incorporation dated
                    October 7, 1983 and Articles of Incorporation dated October 7, 1983.
               (b) Certificate of Amendment to Articles of Incorporation dated
                    August 30, 1984 and Articles of Incorporation dated September 27, 1984
               (c) Bylaws
               (d) Certificate of Amendment to Articles of Incorporation dated
                    January 20, 1994.
               (e) Certificate of Amendment to Articles of Incorporation dated
                    April 24, 1996.

     (24) Consents of Experts and Counsel.

Incorporated by reference from Form S-18 filed with the Securities and Exchange Commission, Commission File No. 0-13628, filed for fiscal year ended April 30, 1985.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and on the dates indicated by the undersigned thereunto duly authorized.


Date:     July 27 , 1998           By:  /s/ Paul  Ebeling
                                        President/CEO

Date:     July 27, 1998            By:  /s/ Kevin Welch
                                        Kevin Welch, Secretary/Treasurer