Form 10-Q
period 1997-10-31
TRIDON ENTERPRISES INC
filed 1998-11-13
CIK 763245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the Quarter Ended October 31, 1997
                                        OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) FOR THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the Transition Period From ____________________ to __________________.

                         Commission File Number: 0 -13628
                        _________________________________

                                TRIDON CORPORATION
              (Exact name of registrant as specified in its charter)

Colorado                                                              13-3183646
(State or other jurisdiction of                                 (I.R.S. employer
 incorporation or organization)                           identification number)

136 South Palm Drive #105, Beverly Hills  CA                               90212
(Address of principal executive offices)                              (Zip code)

               Registrant's telephone number, including area code:
                                  (310) 858-7123

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Common Shares, par value $.001 per share

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No    .  As of October  31, 1997,
there were 38,775,734 shares outstanding of the Registrant's common stock, $.001 par value.

                        TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                                 Balance Sheets
                      October 31, 1997 And April 30, 1997


                                             October 31, 1997    April 30, 1997
                                             (Unaudited)         (Audited)

Assets

Current Assets:
     Cash                                    $      651     $     18,936
     Advances to Officers/Stockholders          132,075          121,555
     Notes Receivable                           250,000          250,000
     Less Allowance for Bad Debt               (266,667)        (266,667)
     Interest Receivable                         25,000           16,667
     Inventory                                    5,325               0
                                                -------          -------
          Total Current Assets                  146,384          140,491

Furniture and Equipment - at Cost                 7,576            7,576

     Accumulated Depreciation                     5,646           (4,846)
                                                -------          -------
          Net Furniture and Equipment             1,930            2,730
                                                -------          -------
Marketable Equity Securities                    294,951          107,451
Investment in Vertex Corporation                 22,354               0
Note Receivable - Related Party                   6,000            6,000
                                                -------          -------
          Total Assets                       $ 471,619      $    256,672
                                                -------          -------

Liabilities And Stockholders' Equity

Current Liabilities:
     Accounts Payable and Accrued Expenses   $  108,884     $     76,711
     Advances from Stockholder                    5,000            5,000
                                                -------          -------
          Total Current Liabilities             113,884           81,711

Advances from Officer                                0                0
Commitments And Contingencies                         -                -
                                                -------          -------
          Total Liabilities                     113,884           81,711

Stockholders' Equity:
     Common Stock, $.001 Par Value, 100,000,000
       Shares Authorized, 32,215,734 and
       31,625,734 Shares Issued And
       Outstanding, Respectively                 32,216           31,626
     Preferred Stock, 7% Cumulative Convertible,
       Par Value $.001, 20,000,000 Shares
       Authorized, 83,300 Shares Issued
       And Outstanding                               83               83
     Additional Paid-In Capital               7,353,126        7,318,316
     Common Stock Subscribed                   (225,000)        (225,000)
     Unrealized Gain on Marketable Securities   187,500               0
     Deficit Accumulated During
       Development Stage                     (6,990,190)      (6,950,064)
                                              ---------        ---------
          Total Stockholders' Equity            357,735          174,961
                                              ---------        ---------
          Total Liabilities And
            Stockholders' Equity             $ 471,619      $    256,672
                                              ---------        ---------

                                     TRIDON ENTERPRISES INCORPORATED
                                  (A Company In The Development Stage)
                                        Statements Of Operations


                                                            Six            Six
                                             Inception      Months         Months
                                             To             Ended          Ended
                                             October 31,    October 31,    October 31,
                                             1997           1997           1996

Revenue:
     Net Sales                          $    151,729   $         0    $         0
     Cost of Sales                           182,581             0              0
                                           ----------     ---------      ---------
Gross Loss                                   (30,852)            0              0
                                           ----------     ---------      ---------

Operating Expenses:
     General and Administrative            3,319,560         47,659        232,683
          Research and Development           132,697             0              0
     Computer Software Development Costs     630,066             0              0
     Interest                                869,166             0              0
                                           ----------     ---------      ---------
          Total Operating Expenses         4,951,489         47,659        232,683
                                           ----------     ---------      ---------
          Net Loss from Operations        (4,982,341)       (47,659)      (232,683)
                                           ----------     ---------      ---------

Other Income (Expense)
     Consulting Fees Related to
       Common Stock Issued                  (810,000)            0              0
     Officer's Salary Related to
       Common Stock Issued                  (409,023)            0              0
     Interest                                 94,099          8,333          4,194
     Casualty Loss - Boat                 (3,000,000)            0              0
     Gain on Settlement                      411,495             0              0
     Forgiveness of Interest                   8,901             0              0
     Forgiveness of Debt                     123,994             0              0
     Loss on Disposition of
       Marketable Securities                 (52,332)            0         (47,585)
     Loss on Permanent Impairment
       of Securities                         (92,550)            0              0
     Miscellaneous                             3,420             0              0
     Bad Debt Expense                       (351,422)            0              0
                                           ----------     ---------      ---------
          Total Other Income (Loss)       (4,073,418)         8,333        (43,391)
                                           ----------     ---------      ---------
(Loss) from Continuing Operations
  Before Income Tax Benefit (Expense)     (9,055,759)       (39,326)      (276,074)

Income Tax Benefit (Expense)                  82,605           (800)          (800)
                                           ----------     ---------      ---------

(Loss) from Continuing Operations         (8,973,154)       (40,126)      (276,874)

Gain on Disposal of Segment                3,836,964             0              0

(Loss) on Discontinued Operations         (1,854,000)            0              0
                                           ----------     ---------      ---------

Net Income (Loss)                       $ (6,990,190)  $    (40,126)  $   (276,874)
                                           ----------     ---------      ---------
Loss Per Share                                         $       (Nil)  $       (.01)
                                           ----------     ---------      ---------
Weighted Average Number of Shares Outstanding            31,900,734     19,394,577
                                           ----------     ---------      ---------

                                     TRIDON ENTERPRISES INCORPORATED
                                  (A Company In The Development Stage)
                                        Statements Of Cash Flows


                                                                 Six            Six
                                                  Inception      Months         Months
                                                  To             Ended          Ended
                                                  October 31,    October 31,    October 31,
                                                  1997           1997           1996

Cash Flows From Operating Activities:
     Net Income (Loss)                        $(6,990,190)    $  (40,126)    $ (276,874)
          Adjustments to Reconcile Net (Loss)
            to Net Cash Used by Operations:
               (Loss) on Disposal of Segment   (3,836,964)            0              0
               Loss on Permanent Impairment
                 of Marketable Securities          92,550             0              0
               Loss on Sale of Marketable
                 Securities                        47,585             0          47,585
               Write-Down of Investment            25,000             0              0
               Depreciation                         5,811            800            760
               Increase in Allowance for
                 Bad Debts                        362,305             0          49,756
               Professional Fees                   12,885             0              0
               Outside Services Paid by
                 Issuance of Common Stock         266,035             0              0
               Officers' Salaries Related
                 to Common Stock Issued           409,023             0              0
               Loan Fees Related to
                 Common Stock Issued              810,000             0              0
               Write-Down of Screenplays           49,860             0              0
               Loss on Fixed Asset Disposal         1,253             0              0
               Research and Development            88,000             0              0
               Interest Expense                   349,745             0              0
               Forgiveness of Interest             (8,901)            0              0
               Maritime Loss                    3,462,825             0              0
               Forgiveness of Debt               (123,994)            0              0
          (Increase) Decrease in:
               Inventory                           (5,325)        (5,325)            0
               Notes Receivable                    (3,000)            0         (84,756)
               Interest Receivable                (25,000)        (8,333)        (4,167)
          Increase (Decrease) in:
               Accounts Payable and Accrued
                 Expenses                         185,889         31,372          8,689
               Income Tax Payable                     800            800            800
               Preferred Stock Subscription        10,000             0              0
               Estimated Future Cost of
                 Discontinued Operations            3,125             0              0
               Accounts Payable -
                 Vintage Group, Inc.               45,574             0              0
                                                ----------     ---------      ---------
                    Net Cash (Used) by Operating
                      Activities               (4,765,109)       (20,812)      (259,007)
                                                ----------     ---------      ---------

Cash Flows From Investing Activities:
     Loans Made                                  (340,757)            0        (256,000)
     Investments in Marketable Equity Securities (260,904)       (22,354)      (200,000)
     Proceeds from Sale of Securities             329,615             0         329,615
     Sale of Common Stock                          13,550             0              0
     Investment in Screenplays                    (40,000)            0              0
     Purchase of Furniture and Equipment           (8,994)            0              0
     Advances to Related Party                    (91,627)       (10,519)       (35,973)
     Investment in Production                      (1,925)            0              0
                                                ----------     ---------      ---------
                    Net Cash (Used) by Investing
                      Activities                 (401,042)       (32,873)      (162,358)
                                                ----------     ---------      ---------

Cash Flows From Financing Activities:
     Proceeds from Issuance of Common Stock     4,755,871         35,400        340,450
     Proceeds from Issuance of Convertible
       Preferred Stock                            135,003             0              0
     Increase in Paid-In Capital                   99,866             0              0
     Proceeds from Issuance of Convertible
       Notes Payable                               59,025             0              0
     Advances from Officer                        158,735             0          25,820
     Repayments of Advances from Officer          (41,702)            0              0
                                                ----------     ---------      ---------
                    Net Cash Provided By Financing
                      Activities                5,166,798         35,400        366,270
                                                ----------     ---------      ---------

Net Increase (Decrease) in Cash                       647        (18,285)       (55,095)
Cash at Beginning of Period                             4         18,936         55,277
                                                ----------     ---------      ---------
Cash at End of Period                        $        651   $        651   $        182

                         Tridon Enterprises Incorporated
                       (A Company in the Development Stage)
                                    UNAUDITED
                    Notes to Consolidated Financial Statements


In the opinion of management, the accompanying unaudited financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 1997, the results of its operation for the three month periods ended October 31, 1997, and its cash flows for the three month periods ended October 31,1997. Operating results for the three month period ended October 31, 1997, are not necessarily indicative of the results that may be expected for the year ended April 30, 1998.


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


Common Shares and Earnings per Share:

     The computation of income per share is based on the weighted average number of shares outstanding during each fiscal period. To calculate earnings per share, a base of 38,775,734 shares was used for October 31, 1997 and a base of 31,625,734 was used for April 30, 1997.
2.   Related Party Transactions

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


Income Taxes

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

4.   Notes Receivable

     Madera International, Inc. Unsecured Negotiable Promissory Note, unsecured, receivable interest only, quarterly beginning December 31, 1996 at 10% per annum. As of the date of this report interest in the amount of $12,917 is past due. The principal and accrued interest is reserved for and is also include in bad debt expense on the statement of operations.


5.   Furniture and Equipment

     Furniture and equipment is recorded at purchase cost and depreciation is calculated over 5 years using the straight line method. For the quarter ended October 31, 1997 there were no purchases of furniture and equipment by the Corporation.


Item 2.   Management's Discussion and Analysis.

     The Board Of Directors on February 10, 1992, authorized the issuance of convertible promissory notes to develop a suitable reliable marketable product, and for operating capital. Notes totaling $48,000 in principal have been issued as of December 31, 1994. Interest accrued on these notes on a monthly basis.
At January 31 1996, all notes were converted to preferred stock.

     The Company is developing a process for manufacturing a hair prosthesis, Vertex(R) and if applicable will apply for patents of its own.

     The Company announced on September 21, 1993, the appointment of Harold A. Lancer, M.D. as Medical Director. Dr. Lancer is the attending staff dermatologist at Cedars-Sinai Medical Center in Los Angeles, the Assistant Clinical Professor of Dermatology at U.C.L.A. Medical Center, Los Angeles, and a fellow of the American Academy of Dermatology. A native of Montreal, Quebec, Canada, he was educated at Brandies University, the University of California at San Diego Medical School, Harvard University Medical School, Tel Hashomen Hospital, Israel and St. Johns Hospital for Diseases of theSkin, London, England. Dr. Lancer has international experience in the specialities of dermatology and cosmetic surgery. Dr. Lancer presented a paper on Vertex(R) to the Pacific Dermatological Society in Monterey, California on September 10, 1994. Dr. Lancer heads the medical and scientific team developing Vertex(R) and its attendant products.

     The Company contracted with California Cybernetics Corporation for the implementation of its design, engineering, manufacturing and software applications for its computer-aided flexible manufacturing process. All patentable aspects, including software and programming, of California Cybernetics' work for the Company's Vertex(R) products are the sole property of Tridon Enterprises Incorporated. As of July 31, 1995 the Company has deposited $98,000 with California Cybernetics Corporation for research and development.

     Vertex(R) has no base as used in normal hairpieces, but the hair appears to be growing directly from the scalp and there is no feeling of an object on one's head. Vertex(R) has 100% adhesion and can remain on for approximately one month with no special maintenance, after which it is replaced by a new one. Through Vertex's(R) unique locking system, human hair fibers are attached directly to transparent and breathable synthetic skin. The material is transparent. Substrate is also moisture vapor permeable, which means the moisture, gases and heat (including perspiration) can exit while a one-way screen prevents bacteria from entering. It also may reduce the effect of the sun's damaging ultraviolet rays. Using advancements in computer robotics, Vertex(R) can be made consistently and less expensively than competitive products. With programmed information about a person's skin, natural hair, age and body chemistry, robotics manufacturing will allow an individual to obtain Vertex(R) on short notice, from anywhere in the world.

     Management believes that it can successfully develop the non-surgical Vertex(R) hair replacement system. The company began an 18-month compresencive testing program in February 1997.

     On January 20, 1994, the stockholders of the Company in a special meeting approved the issuance of 7% cumulative convertible preferred stock. On June 7, 1994, the Company issued a private placement memorandum for the offering. Through July 31, 1995 the Company has received $188,000 for the purchase of the preferred stock including $48,000 notes converted into preferred stock. The proceeds of this offering were used to further develop the manufacturing process for Vertex(R). As of January 31, 1996 the Company raised $188,000 from this offering. The offering is closed.

     In the quarter ended July 31,1994 the Company expended $31,081 on research and development. These expenditures were used to complete the development of the process of attaching Vertex(R) to the scalp and documentation. This work was done by Dr. Lancer. Total research and development costs are estimated to be approximately $60,000 and was for the most part completed in December 1996. An 18-Month testing program began in February 1997.

     On September 20, 1994, the Company engaged Robert Miles Runyan and Associates, Marina Del Rey, CA. Runyan & Associates specializes in the field of strategic planning and point of sale advertising, providing the Company advice and planning on all media matters for the development and marketing of Tridon's Vertex(R) products. This work is completed.

     On June 6, 1993, Tridon Enterprises Incorporated issued 2,000,000 shares of its common stock in exchange for 100% of the common shares (10,000,000) of Polaris Pictures Corporation, a California Corporation. The primary assets of Polaris were six screen plays suitable for television or motion pictures and its interest in a pleasure yacht. The Company valued these screen plays at $40,000 in total or about $6,700 per script because of the uncertainty of future value. On April 29, 1995 the Board of Directors irrevocably transferred in trust 100% of the stock of Polaris Pictures Corporation.
     There have been no material changes in the operations. Tridon Enterprises Incorporated does not have operating activity and therefore has no revenue. For the Company to continue as a going concern it will seek an acquisition or merger partner, place its Vertex(R) technology in a wholly owned subsidiary and raise the additional capital to successfully market Vertex(R). For the six months ended October 31, 1997 the net loss was $47,659 resulting from general and administrative expenses.


Merger Negotiations

     The Company entered into negotiations to acquire a privately held company. On February 24, 1996 the Company entered into a letter of intent to acquire Maingate Entertainment, Inc., a Beverly Hills, CA based motion picture producer/distributer of moderate to low budget feature motion pictures. On March 31, 1996 a definitive Agreement and Plan of Acuisition was entered into by the parties, subject to certain conditions precedent. The Company agreed to advance certain operating expenses to Maingate pending the completion of the Plan of Acquisition. Subsequently it was determined that Maingate Entertainment, Inc. misrepresented its assets and as such was not able to present a certified audit of its business. Therefore, management terminated it's Plan of Acquisition of Maingate Entertainment, Inc.


Subsequent Events

None.


                            PART II-OTHER INFORMATION


Items 1 through 3.  No response required.


Item 4. Submission of Matters to a Vote of Security Holders.

     On October 10, 1989, a special meeting of the shareholders of Hammer Computer Systems, Inc. (HCSI), a Colorado Corporation incorporated in 1983, was held to approve the Agreement and Plan of Merger, signed on February, 1989, to merge HCSI with Tridon Development Corporation, a Missouri Corporation organized in 1988. In connection with the proposed merger, all the then existing officers and directors of HCSI tendered their resignations. The shareholders, voting in person or by proxy, (a) approved the merger of Tridon Development Corporation into Hammer computer Systems, Inc. (b) elected three new Directors, Paul Ebeling, Harold Antoine, and Frances Schmoker, to the Board of Directors, and
(c)approved an amendment to the articles of incorporation to change the name of the Company from Hammer Computer Systems, Inc. to Tridon Corporation.

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