Form 10-Q
period 1998-01-31
TRIDON ENTERPRISES INC
filed 1998-11-13
CIK 763245

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the Quarter Ended January 31, 1998
                                        OR

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

As of January 31, 1998, there were 42,275,734 shares outstanding of the Registrant's common stock, $.001 par value.

                        TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                                 Balance Sheets
                      October 31, 1997 And April 30, 1997


                                             January 31, 1998    April 30, 1997
                                             (Unaudited)         (Audited)

Assets

Current Assets:
     Cash                                    $   19,960     $     18,936
     Advances to Officers/Stockholders           30,000          121,555
     Notes Receivable                           250,000          250,000
     Less Allowance for Bad Debt               (275,000)        (266,667)
     Interest Receivable                         25,000           16,667
     Inventory                                    5,325               0
                                                -------          -------
          Total Current Assets                   55,285          140,491

Furniture and Equipment - at Cost                 7,576            7,576

     Accumulated Depreciation                     6,046           (4,846)
                                                -------          -------
          Net Furniture and Equipment             1,530            2,730
                                                -------          -------
Marketable Equity Securities                    107,451          107,451
Investment in Vertex Corporation                 22,353               0
Note Receivable - Related Party                   6,000            6,000
                                                -------          -------
          Total Assets                       $ 192,619      $    256,672
                                                -------          -------

Liabilities And Stockholders' Equity

Current Liabilities:
     Accounts Payable and Accrued Expenses   $  111,525     $     76,711
     Advances from Stockholder                    5,000            5,000
                                                -------          -------
          Total Current Liabilities             116,525           81,711

Advances from Officer                             2,087               0
Commitments And Contingencies                         -                -
                                                -------          -------
          Total Liabilities                     118,612           81,711

Stockholders' Equity:
     Common Stock, $.001 Par Value, 100,000,000
       Shares Authorized, 32,215,734 and
       31,625,734 Shares Issued And
       Outstanding, Respectively                 42,216           31,626
     Preferred Stock, 7% Cumulative Convertible,
       Par Value $.001, 20,000,000 Shares
       Authorized, 83,300 Shares Issued
       And Outstanding                               83               83
     Additional Paid-In Capital               8,243,125        7,318,316
     Common Stock Subscribed                   (225,000)        (225,000)
     Unrealized Gain on Marketable Securities   279,000               0
     Deficit Accumulated During
       Development Stage                     (7,707,417)      (6,950,064)
                                              ---------        ---------
          Total Stockholders' Equity             74,007          174,961
                                              ---------        ---------
          Total Liabilities And
            Stockholders' Equity             $ 192,619      $    256,672
                                              ---------        ---------

                                     TRIDON ENTERPRISES INCORPORATED
                                  (A Company In The Development Stage)
                                        Statements Of Operations


                                                            Nine           Nine
                                             Inception      Months         Months
                                             To             Ended          Ended
                                             January 31,    January 31,    January 31,
                                             1998           1998           1997

Revenue:
     Net Sales                          $    151,729   $         0    $         0
     Cost of Sales                           182,581             0              0
                                           ----------     ---------      ---------
Gross Loss                                   (30,852)            0              0
                                           ----------     ---------      ---------

Operating Expenses:
     General and Administrative            4,040,464         47,659        232,683
          Research and Development           630,066             0              0
     Computer Software Development Costs     132,697             0              0
     Interest                                869,166             0              0
                                           ----------     ---------      ---------
          Total Operating Expenses         5,672,393         47,659        232,683
                                           ----------     ---------      ---------
          Net Loss from Operations        (5,703,245)       (47,659)      (232,683)
                                           ----------     ---------      ---------

Other Income (Expense)
     Consulting Fees Related to
       Common Stock Issued                  (810,000)            0              0
     Officer's Salary Related to
       Common Stock Issued                  (409,023)            0              0
     Interest                                 94,099          8,333         10,444
     Casualty Loss - Boat                 (3,000,000)            0              0
     Gain on Settlement                      411,495             0              0
     Forgiveness of Interest                   8,901             0              0
     Forgiveness of Debt                     123,994             0              0
     Loss on Disposition of
       Marketable Securities                 (48,655)         3,677        (47,585)
     Loss on Permanent Impairment
       of Securities                         (92,550)            0              0
     Miscellaneous                             3,420             0              0
     Bad Debt Expense                       (351,422)            0              0
                                           ----------     ---------      ---------
          Total Other Income (Loss)       (4,069,741)        12,010        (37,141)
                                           ----------     ---------      ---------
(Loss) from Continuing Operations
  Before Income Tax Benefit (Expense)     (9,772,986)      (756,553)      (312,271)

Income Tax Benefit (Expense)                  82,605           (800)          (800)
                                           ----------     ---------      ---------

(Loss) from Continuing Operations         (9,690,381)      (757,353)      (313,071)

Gain on Disposal of Segment                3,836,964             0              0

(Loss) on Discontinued Operations         (1,854,000)            0              0
                                           ----------     ---------      ---------

Net Income (Loss)                       $ (7,707,417)  $   (757,353)  $   (313,071)
                                           ----------     ---------      ---------
Loss Per Share                                         $       (.02)  $       (.01)
                                           ----------     ---------      ---------
Weighted Average Number of Shares Outstanding            32,967,734     22,047,924
                                           ----------     ---------      ---------

                                     TRIDON ENTERPRISES INCORPORATED
                                  (A Company In The Development Stage)
                                        Statements Of Cash Flows


                                                                 Nine           Nine
                                                  Inception      Months         Months
                                                  To             Ended          Ended
                                                  January 31,    January 31,    January 31,
                                                  1998           1998           1997

Cash Flows From Operating Activities:
     Net Income (Loss)                        $(7,707,417)    $ (757,353)    $ (313,071)
          Adjustments to Reconcile Net (Loss)
            to Net Cash Used by Operations:
               (Loss) on Disposal of Segment   (3,836,964)            0              0
               Loss on Permanent Impairment
                 of Marketable Securities          92,550             0              0
               Loss on Sale of Marketable
                 Securities                        47,585             0          47,585
               Write-Down of Investment            25,000             0              0
               Depreciation                         6,211          1,200          1,140
               Increase in Allowance for
                 Bad Debts                        362,305             0          49,756
               Professional Fees                   12,885             0              0
               Outside Services Paid by
                 Issuance of Common Stock         317,035         51,000             0
               Officers' Salaries Related
                 to Common Stock Issued           949,023        540,000             0
               Loan Fees Related to
                 Common Stock Issued              810,000             0              0
               Write-Down of Screenplays           49,860             0              0
               Loss on Fixed Asset Disposal         1,253             0              0
               Research and Development            88,000             0              0
               Interest Expense                   349,745             0              0
               Forgiveness of Interest             (8,901)            0              0
               Maritime Loss                    3,462,825             0              0
               Forgiveness of Debt               (123,994)            0              0
          (Increase) Decrease in:
               Inventory                           (5,325)        (5,325)            0
               Notes Receivable                    (3,000)            0         (84,756)
               Interest Receivable                (16,667)            0         (10,417)
          Increase (Decrease) in:
               Accounts Payable and Accrued
                 Expenses                         219,344         64,827         15,666
               Preferred Stock Subscription        10,000             0              0
               Estimated Cost of
                 Discontinued Operations            3,125             0              0
               Accounts Payable -
                 Vintage Group, Inc.               45,574             0              0
                                                ----------     ---------      ---------
                    Net Cash Used by Operating
                      Activities               (4,775,800)       (31,503)      (294,097)
                                                ----------     ---------      ---------

Cash Flows From Investing Activities:
     Loans Made                                  (340,757)            0        (256,000)
     Investments in Marketable Equity Securities (238,550)            0        (200,000)
     Proceeds from Sale of Securities             329,615             0         329,615
     Sale of Common Stock                          13,550             0              0
     Investment in Screenplays                    (40,000)            0              0
     Purchase of Furniture and Equipment           (8,994)            0              0
     Advances to Related Party                    (93,714)       (12,606)       (36,878)
     Investment in Production/Start-Up            (24,278)       (22,353)            0
                                                ----------     ---------      ---------
                    Net Cash (Used) by Investing
                      Activities                 (403,128)       (34,959)      (163,263)
                                                ----------     ---------      ---------

Cash Flows From Financing Activities:
     Proceeds from Issuance of Common Stock     4,785,870         65,399        390,450
     Proceeds from Issuance of Convertible
       Preferred Stock                            135,003             0              0
     Increase in Paid-In Capital                   99,866             0              0
     Proceeds from Issuance of Convertible
       Notes Payable                               59,025             0              0
     Advances from Officer                        160,822          2,087         25,820
     Repayments of Advances from Officer          (41,702)            0              0
                                                ----------     ---------      ---------
                    Net Cash Provided By Financing
                      Activities                5,198,884         67,486        416,270
                                                ----------     ---------      ---------

Net Increase (Decrease) in Cash                    19,956          1,024        (41,090)
Cash at Beginning of Period                             4         18,936         55,277
                                                ----------     ---------      ---------
Cash at End of Period                        $     19,960   $     19,960   $     14,187

                         Tridon Enterprises Incorporated
                       (A Company in the Development Stage)
                                    UNAUDITED
                    Notes to Consolidated Financial Statements


In the opinion of management, the accompanying unaudited financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 1998, the results of its operation for the three month periods ended January 31, 1998, and its cash flows for the three month periods ended January 31,1998. Operating results for the three month period ended January 31, 1998, are not necessarily indicative of the results that may be expected for the year ended April 30, 1998.


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


Common Shares and Earnings per Share:

     The computation of income per share is based on the weighted average number of shares outstanding during each fiscal period. To calculate earnings per share, a base of 42,275,734 shares was used for January 31, 1998 and a base of 31,625,734 was used for April 30, 1997.

2.   Related Party Transactions:

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


     4.   Notes Receivable

     Madera International, Inc. Unsecured Negotiable Promissory Note, unsecured, receivable interest only, quarterly beginning December 31, 1996 at 10% per annum. As of the date of this report interest in the amount of $22,917 is past due. The principal and accrued interest is reserved for and is also include in bad debt expense on the statement of operations.


5.   Furniture and Equipment

     Furniture and equipment is recorded at purchase cost and depreciation is calculated over 5 years using the straight line method. For the quarter ended January 31, 1998 there were no purchases of furniture and equipment by the Corporation.


Item 2.   Management's Discussion and Analysis.

     The Board Of Directors on February 10, 1992, authorized the issuance of convertible promissory notes to develop a suitable reliable marketable product, and for operating capita. Notes totaling $48,000 in principle have been issued as of December 31, 1994. Interest accrued on these notes on a monthly basis. At January 31 1996, all notes were converted to preferred stock.

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

     Management believes that it can successfully develop the non surgical Vertex(R) hair replacement system. The company began and 18 month compresencive testing program in February 1997.

     On January 20, 1994, the stockholders of the Company in a special meeting approved the issuance of 7% cumulative convertible preferred stock. On June 7, 1994, the Company issued a private placement memorandum for the offering. Through July 31, 1995 the Company has received $188,000 for the purchase of the preferred stock including $48,000 notes converted intopreferred stock. The proceeds of this offering was used to further develop the manufacturing process for Vertex(R). As of January 31, 1996 the Company raised $188,000 from this offering. The offering is closed.

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

     On September 20, 1994, the Company engaged Robert Miles Runyan and Associates, Marina Del Rey, CA. Runyan & Associates specializes in the field of strategic planning and point of sale advertising, providing the Company advise and planning on all media matters for the development andmarketing of Tridon's Vertex(R) products. This work is completed.

     There have been no material changes in the operations. Tridon Enterprises Incorporated does not have operating activity and therefore has no revenue. For the Company to continue as a going concern it will seek an acquisition or merger partner, place its Vertex(R) technology in a wholly-owned subsidiary and raise the additional capital to successfully market Vertex(R). For the six months ended January 31, 1998 the net loss was $768,563 resultant of general and administrative expenses.


Merger Negotiations:

     The Company entered into negotiations to acquire a privately held company. On February 24, 1996 the Company entered into a letter of intent to acquire Maingate Entertainment, Inc., a Beverly Hills, CA based motion picture producer/distributer of moderate to low budget feature motion pictures. On March 31, 1996 a definitive Agreement and Plan of Acuisition was entered into by the parties, subject to certain conditions precedent. The Company agreed to advance certain operating expense to Maingate pending the completion of the Plan of Acquisition. Subsequently the it was determined that Maingate Entertainment, Inc. misrepresented its assets and as such was not able to present a certified audit of its business. Therefore, management unwound it Plan of Acquisition of Maingate Entertainment, Inc.


Subsequent Events:

     In January 1998 the company began develpment of a hair enhance prostisis for women based on the informationa gained from the research and development on Vertex hair for men over the past several years. Vertex hair for women will be marketed in a separate and different manner than Vertex hair for men and will have its own trademarked identity, to be know as Hollywood Hair(TM)


PART II-OTHER INFORMATION:

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

     On February 22, 1996, the stockholders of the Company approved an amendment to the Company's Articles of Incorporation: that the officers and directors of the Company liability be limited to the full extent as provided for in Colorado Corporations Code, Section 7, Article 9, as amended. The stockholders voted to amend the Articles of Incorporation to change the name of the Corporation to Tridon Enterprises Incorporated and to split the shares of the company one for ten.The stockholders voted to form a wholly owned subsidiary for the continuing development of Vertex(R). Vertex Corporation, a Nevada corporation, was incorporated on February 25, 1997 as a wholly owned subsidiary.


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