Form 10-K
period 1998-04-30
TRIDON ENTERPRISES INC
filed 1998-11-13
CIK 763245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the year Ended April 30, 1998
                                        OR

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

At April 30, 1998, there were 42,275,734 shares outstanding of the Registrant's common stock, $.001 par value.

                                TABLE OF CONTENTS


Item                                                                      Page

Item 1.    Business                                                          3

Item 2.    Properties                                                        5

Item 3.    Legal Proceedings                                                 5

Item 4.    Submission of Matters to a Vote of Security Holders               5

Item 5.    Market for the Registrant's Common Stock and Related
           Securities Matters                                                6

Item 6.    Selected Financial Data                                           7

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             7

Item 8.    Financial Statements (sub pages 1-17)                             9

Item 9.    Disagreements on Accounting and Financial Disclosure             24

Item 10.   Directors and Officers of the Registrant                         24

Item 11.   Executive Compensation                                           24

Item 12.   Security Ownership of Certain Beneficial Owners and Management   24

Item 13.   Certain Relationships and Related Transactions                   24

Item 14.   Exhibits, Financial Statement, Schedules, and Reports on
           Form 8K                                                          25

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

On June 6, 1993, Tridon issued 2,000,000 shares of its common stock in exchange for 100% of the common shares (10,000,000) of Polaris Pictures Corporation (Polaris), a California Corporation, pursuant to a Memorandum of Agreement dated June 1, 1992. The assets of Polaris included six screen plays which suitable for television or motion pictures and an interest in a pleasure yacht. On April 29, 1995 Tridon irrevocably transferred to a trust 100% of its shares of Polaris.

In February 1997 the Company began a 18 month testing project in preperation for a market roll out of Vertex Hair for Men. On Februrary 25, 1997 the company incorporated Vertex Corporation, a Nevada corporation, as a wholly owned subidiary.

In September 1997 mamagement recognized the need for a separate hair enhancement prostesis for women and began development of the products and a marketing plan around the direct responce method. During the year the product was designed, protypted and test samples . Manufacturing arrangements are being negociated with suppliers in Asia. A trademark was applied for Hollywood Hair and it's various products. A thirty minute infomercial show was produced. Test marketing is being planned in selected markets in the 4th quarter of 1998 for a Spring 1999 roll out.


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

On February 22, 1996 the stockholders of the Company approved an amendment to its Articles of Incorporation: that officers and directors of the Company liability be limited to the full extent as provided for in the Colorado Corporations Code, Section 7, Article 9, as amended. The stockholders also voted to amend the Articles of Incorporation to change the name of the Corporation to Tridon Enterprises Incorporated and to split the shares of the company one for ten. The stockholders also voted to authorize the Board of Directors to place its Vertex(R) technology in a wholly-owned subsidiary Corporation. On February 25, 1997, the Company incorporated Vertex Corporation, a Nevada corporation, as a wholly-owned subsidiary.


PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Registrant's common stock is traded in the over-the counter market. The symbol for this stock is TEIM. The stock had a high bid of $.10 and a low bid of $.02 per share during the past fiscal year. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The Registrant has not in the past, nor does it currently intend to pay cash dividends on its common stock.


ITEM 6.   SELECTED FINANCIAL DATA

Balance Sheet Data:

               April 30,      April 30,      April 30, April 30,      April 30,
               1994           1995           1996      1997           1998

Total Assets     66,011       36,647         59,641    256,672        184,399

Working
Capital
(deficit)      (162,297)    (121,963)        55,277     18,936            682

Long-term
obligations   3,598,805    3,874,927           0          0                0

Stockholder's
equity
(deficit)      (184,006)  (4,090,090)       (85,326)   174,961          1,257

Cash
dividends per
common share     00.00        00.00          00.00      00.00          00.00

Tangible Book
Value per share  00.001       00.001         00.001     00.001         00.001



Statement of Operations Data:

               Year end    Year end     Year end   Year ended     Year end
               April 30,   April 30,    April 30,  April 30,      April 30,
               1994        1995         1996       1997           1998

Revenues       00.00       00.00         00.00       00.00          00.00

Income
(loss)       (276,654)   (625,399)    3,666,424  (2,072,867)    (1,857,604)

Income (loss)/
share          (0.02)      (0.02)         0.42       (0.08)         (0.05)


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

A summary of selected operating expenses for the years ended April 30, are:

                                        1998           1997

Officers' salaries (see Note 1)         540,000        409,023
Legal and professional                  0                0
Interest                                0                0


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

AUDITORS' REPORT                                       10 (sub pg 1)

OTHER AUDITOR' REPORT                                  11 (sub pg 2)

BALANCE SHEETS                                         12 (sub pg 3)

STATEMENT OF OPERATIONS                                13-14 (sub pgs 4-5)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)           15-17 (sub pgs 6-8)

STATEMENTS OF CASH FLOWS                               18 (sub pgs 9-10)

NOTES TO FINANCIAL STATEMENTS                          19-24 (sub pgs 11-17)

                        TRIDON ENTERPRISES, INCORPORATED

                      (A COMPANY IN THE DEVELOPMENT STAGE)

                               FINANCIAL STATEMENTS

                             APRIL 30, 1998 AND 1997

Table of Contents

                                                                 Page

Independent Auditors' Report                                     1

Prior Independent Auditors' Report                               2

Balance Sheets                                                   3

Statements of Operations                                         4-5

Statements of Changes in Stockholders' Equity (Deficit)          6-8

Statements of Cash Flows                                         9-10

Notes to Financial Statements                                    11-17

                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Tridon Enterprises Incorporated

We have audited the accompanying consolidated balance sheet of Tridon Enterprises Incorporated and subsidiary (Companies in the development stage) as of April 30, 1998 and the balance sheet of Tridon Enterprises Incorporated (a Company in the development stage) as of April 30, 1997, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended April 30, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Vertex Corporation, a wholly owned subsidiary, which statements reflect total assets of $121 as of April 30, 1998, and total revenues of $0 for the year ended April 30, 1998. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Vertex Corporation, is based solely on the report of the other auditors. We did not audit the Tridon Enterprises Incorporated statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from the inception of the development stage to April 30, 1994. Those financial statements were audited by another auditor, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts from the inception of the development stage to April 30, 1994, is based solely on the report of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Tridon Enterprises Incorporated and subsidiary (Companies in the development stage) as of April 30, 1998 and of Tridon Enterprises Incorporated (a Company in the development stage) as of April 30, 1997, and the results of their operations and their cash flows for the years ended April 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

The other auditor's report on the April 30, 1998 financial statements of Vertex Corporation included an explanatory paragraph describing conditions that raised substantial doubt about its ability to continue as a going concern, as discussed in Note 10 to the financial statements.

As discussed in Note 1 to the financial statements, the amounts for April 30, 1998 include Tridon Enterprises Incorporated and its wholly owned subsidiary, Vertex Corporation. The amounts shown for April 30, 1997 and April 30, 1996 are for Tridon Enterprises Incorporated only.


CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.

September 21, 1998

                                      TRIDON ENTERPRISES INCORPORATED
                                   (COMPANIES IN THE DEVELOPMENT STAGE)
                                              BALANCE SHEETS

                                             (Consolidated)
                                             April 30, 1998      April 30, 1997

Assets

Current Assets:
     Cash                                    $      682     $     18,936
     Advances to officers (Note 3)               30,000          121,555
     Notes receivable and
       interest receivable (Note 5)             275,000          266,667
      Less allowance for uncollectible amounts (275,000)        (266,667)
     Inventory (Note 1)                           5,325               0
     Prepaid advertising costs                   29,253               0
                                                -------          -------
          Total Current Assets                   65,260          140,491

Furniture and Equipment - at Cost                17,993            7,576

     Accumulated Depreciation                    (6,305)          (4,846)
                                                -------          -------
          Net Furniture and Equipment (Note 2)   11,688            2,730
                                                -------          -------
Marketable equity securities (Note 4)           107,451          107,451
Note Receivable - Related Party (Note 6)            0              6,000
                                                -------          -------
          Total Assets                       $  184,399     $    256,672
                                                -------          -------

Liabilities And Stockholders' Equity

Current Liabilities:
     Accounts Payable and Accrued Expenses   $  129,297     $     76,711
     Advances from Officer (Note 3)              48,845               0
     Advances from Shareholder (Note 3)           5,000            5,000
                                                -------          -------
          Total Current Liabilities             183,142           81,711

COMMITMENTS AND CONTINGENCIES (Note 13)               -                -
                                                -------          -------
          Total Liabilities                     183,142           81,711

Stockholders' Equity:
     Common Stock, $.001 Par Value, 100,000,000
       Shares Authorized, 42,275,734 and
       31,625,734 Shares Issued And
       Outstanding, Respectively                 42,276           31,626
     Preferred Stock, 7% Cumulative Convertible,
       Par Value $.001, 20,000,000 Shares
       Authorized, 83,300 Shares Issued
       And Outstanding (Note 8)                      83               83
     Additional Paid-In Capital               9,270,566        7,318,316
     Common Stock Subscribed                   (225,000)        (225,000)
     Common Stock Subscribed -
       Unearned Compensation (Note 13)         (279,000)              0
     Deficit Accumulated During
       Development Stage                     (8,807,668)      (6,950,064)
                                              ---------        ---------
          Total Stockholders' Equity              1,257          174,961
                                              ---------        ---------
          Total Liabilities And
            Stockholders' Equity             $ 184,399      $    256,672
                                              ---------        ---------


See Accompanying Notes to the Financial Statements
See Accompanying Auditors' Reports

                             TRIDON ENTERPRISES INCORPORATED AND SUBSIDIARY
                                  (COMPANIES IN THE DEVELOPMENT STAGE)
                                        STATEMENTS OF OPERATIONS


                                                            Twelve         Twelve         Twelve
                                             Inception      Months         Months         Months
                                             To             Ended          Ended          Ended
                                             April 30,      April 30,      April 30,      April 30,
                                             1998           1998           1997           1996

REVENUE:
     Net Sales                          $    151,729   $         0    $         0    $         0
     Cost of Sales                           182,581             0              0          49,960
                                           ----------     ---------      ---------      ---------
Gross Loss                                   (30,852)            0              0
                                           ----------     ---------      ---------      ---------

OPERATING EXPENSES:
     General and Administrative            4,113,215        841,314        375,065        269,902
     Research and Development                132,697             0           3,117             0
     Computer Software Development Costs     630,066             0              0              0
     Interest                                869,166             0              0              0
                                           ----------     ---------      ---------      ---------
          Total Operating Expenses         5,745,144        841,314        378,182        269,902
                                           ----------     ---------      ---------      ---------
          Net Loss from Operations        (5,775,996)      (841,314)      (378,182)      (269,902)
                                           ----------     ---------      ---------      ---------

OTHER INCOME (EXPENSES):
     Consulting Fees Related to
       Common Stock Issued (Note 1)         (810,000)            0        (810,000)            0
     Officer's Salary Related to
       Common Stock Issued (Note 1)         (409,023)            0        (409,023)            0
     Interest                                 94,099          8,333         16,695             0
     Casualty Loss - Boat                 (3,000,000)            0              0              0
     Gain on Settlement (Note 12)            411,495             0              0          93,750
     Forgiveness of Interest                   8,901             0              0           6,412
     Forgiveness of Debt                     123,994             0              0              0
     Gain (Loss) on Disposition of
       Marketable Securities                 (48,655)         3,677        (47,585)            0
     Loss on Permanent Impairment
       of Securities (Note 4)             (1,120,050)    (1,027,500)       (92,550)            0
     Miscellaneous                             3,420             0              0              0
     Bad Debt Expense (Note 5)              (351,422)            0        (351,422)            0
                                           ----------     ---------      ---------      ---------
          Total Other Income (Loss)       (5,097,241)    (1,015,490)    (1,693,885)       100,162
                                           ----------     ---------      ---------      ---------

(Loss) from Continuing Operations
  Before Income Tax Benefit (Expense)    (10,873,237)    (1,865,804)    (2,072,067)      (169,740)

Income Tax Benefit (Expense)                  82,605           (800)          (800)          (800)
                                           ----------     ---------      ---------      ---------

(Loss) from Continuing Operations        (10,790,632)    (1,857,604)    (2,072,867)      (170,540)

Gain on Disposal of Segment (Note 9)       3,836,964             0              0       3,836,964

(Loss) on Discontinued Operations         (1,854,000)            0              0              0
                                           ----------     ---------      ---------      ---------

NET INCOME (LOSS)                       $ (8,807,668)  $ (1,857,604)  $ (2,072,867)     3,666,424
                                           ----------     ---------      ---------      ---------

Primary (Loss) From Continuing Operations Per Share    $       (.05)  $       (.08)  $       (.02)

Primary Gain From Disposal of Segment Per Share        $         0              0             .46
                                                          ---------      ---------      ---------

PRIMARY EARNINGS (LOSS) PER SHARE                      $       (.05)  $       (.08)  $        .44
                                                          ---------      ---------      ---------

Fully Diluted (Loss) From Continuing Operations
 Per Share                                             $       (.05)  $       (.08)  $       (.02)

Fully Diluted Gain on Disposal of Segment Per Share    $         0              0             .44
                                                          ---------      ---------      ---------

FULLY DILUTED EARNINGS (LOSS) PER SHARE                $       (.05)  $       (.08)  $        .42
                                                          ---------      ---------      ---------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
 DURING THE PERIOD (Note 1)

     PRIMARY                                             35,115,734    25,941,648       8,356,671
                                                          ---------      ---------      ---------

     FULLY DILUTED                                       35,115,734    25,941,648       8,689,871
                                                          ---------      ---------      ---------


See Accompanying Notes to the Financial Statements
See Accompanying Auditors' Reports

                                     TRIDON ENTERPRISES INCORPORATED
                                  (COMPANIES IN THE DEVELOPMENT STAGE)
                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE YEARS ENDED APRIL 30, 1988 TO 1998

                                        Common                             Preferred
                                                  Paid                               Paid
                                        Par       In                       Par       In
                              Shares    Value     Capital        Shares    Value     Capital

Balance at inception
Common stock issued        1,727,043    $1,727   $4,168,828
Net losses from inception
  to April 30, 1988                0         0         0
                           ---------    -------   ---------
Balances at April 30, 1988 1,727,043     1,727    4,166,828
Net loss for the year
  April 30, 1989                   0         0         0
                           ---------    -------   ---------
Balances at April 30, 1989 1,727,043     1,727    4,166,828
Merger on October 10, 1989
  with Tridon Development
  Corporation              1,800,000     1,800       (4,964)
Net income for the year
  April 30, 1990                   0         0         0
                           ---------    -------   ---------
Balances at April 30, 1990 3,527,043     3,527    4,161,864
Net loss for the year
  April 30, 1991                   0         0         0
                           ---------    -------   ---------
Balances at April 30, 1991 3,527,043     3,527    4,161,864
Net loss for the year
  April 30, 1992                   0         0         0
                           ---------    -------   ---------
Balances at April 30, 1992 3,527,043     3,527    4,161,864
Net loss for the year
  April 30, 1993                   0         0         0
                           ---------    -------   ---------
Balances at April 30, 1993 3,527,043     3,527    4,161,864
Acquisition of Polaris
  Pictures Corporation
  on June 6, 1993            200,000       200       39,800
Stock bonuses                330,000       330       65,670
Net loss for the year
  April 30, 1994                   0         0         0
                           ---------    -------   ---------
Balances at April 30, 1994 -
  consolidated             4,057,043     4,057    4,267,334

Common stock issued          160,000       160      242,840
Preferred stock issued                                            33,000   $   33    $ 163,288
Common stock subscribed
Net loss for the year
  April 30, 1995                   0         0         0
                           ---------    -------   ---------    ---------   -------   ---------

Balances at April 30, 1995 -
  combined                 4,217,043     4,217    4,510,174       33,000       33      163,288
Common stock issued        5,782,991     5,783      122,876
Preferred stock issued                                            50,300       50      210,450
Net income for the year
  April 30, 1996                   0         0         0
                           ---------    -------   ---------    ---------   -------   ---------
Balances at
  April 30, 1996          10,000,034    10,000    4,633,050       83,300       83      373,738
Common stock issued        4,641,333     4,641      438,809
Common stock issued in
  exchange for Madera
  International, Inc.
  stock (Note 1)           2,000,000     2,000      375,200
Common stock issued in
  exchange for services
  rendered                 1,436,667     1,437      156,597
Common stock issued in
  exchange for services
  rendered (Note 1)        9,000,000     9,000      891,000
Common stock issued for
  increase in advances
  to officers (Note 1)     4,547,700     4,548      449,922
Net loss for the year
  April 30, 1997                   0         0         0
                           ---------    -------   ---------    ---------   -------   ---------

Balances at
  April 30, 1997          31,625,734   $31,626   $6,944,578     83,300     $   83    $ 73,738

Common stock issued          983,333       983       64,250
Common stock issued in
  exchange for services
  rendered                 6,566,667     6,567      584,600
Common stock issued in
  exchange for future
  compensation (Note 13)   3,100,000     3,100      275,900
Paid in capital -
  non-reciprocal transfer
  (Note 4)                                        1,027,500

Consolidated net (loss) for
  the year April 30, 1998          0         0         0

Consolidated balances at
  April 30,1998           42,275,734    42,276    8,896,828     83,300     $   83     373,738
                           ---------    -------   ---------    ---------   -------   ---------



                                             (Deficit)           Common         Total
                                             During the          Stock          Stockholders'
                                             Development Stage   Subscribed     Equity (Deficit)

Balance at inception                         $    0
Common stock issued                                                             $4,168,555
Net losses from inception
  to April 30, 1988                           (4,267,549)                       (4,267,549)
                                             ----------------    ---------      ---------------
Balances at April 30, 1988                    (4,267,549)                       $ (98,994)
Net loss for the year
  April 30, 1989                                  0                                  0
                                             ----------------    ---------      ---------------
Balances at April 30, 1989                    (4,267,549)                         (98,994)
Merger on October 10, 1989
  with Tridon Development
  Corporation                                     0                                (3,164)
Net income for the year
  April 30, 1990                                 127,339                          127,339
                                             ----------------    ---------      ---------------
Balances at April 30, 1990                    (4,140,210)                          25,181
Net loss for the year
  April 30, 1991                                    (181)                            (181)
                                             ----------------    ---------      ---------------
Balances at April 30, 1991                    (4,140,391)                          25,000
Net loss for the year
  April 30, 1992                                 (14,546)                         (14,546)
                                             ----------------    ---------      ---------------
Balances at April 30, 1992                    (4,154,937)                          10,454
Net loss for the year
  April 30, 1993                              (3,180,791)                      (3,180,791)
                                             ----------------    ---------      ---------------
Balances at April 30, 1993                    (7,335,728)                      (3,170,337)
Acquisition of Polaris
  Pictures Corporation
  on June 6, 1993                                                                  40,000
Stock bonuses                                                                      66,000
Net loss for the year
  April 30, 1994                                (582,494)                        (582,494)
                                             ----------------    ---------      ---------------
Balances at April 30, 1994 -
  consolidated                                (7,918,222)                      (3,646,831)

Common stock issued                                                               243,000
Preferred stock issued                                                            163,321
Common stock subscribed                                          $(225,000)      (225,000)
Net loss for the year
  April 30, 1995                                (625,399)                        (625,399)
                                             ----------------    ---------      ---------------

Balances at April 30, 1995 -
  combined                                    (8,543,621)         (225,000)    (4,090,909)
Common stock issued                                                               128,659
Preferred stock issued                                                            210,500
Net income for the year
  April 30, 1996                               3,666,424                        3,666,424
                                             ----------------    ---------      ---------------
Balances at
  April 30, 1996                              (4,877,197)         (225,000)       (85,326)
Common stock issued                                                               443,450
Common stock issued in
  exchange for Madera
  International, Inc.
  stock (Note 1)                                                                  377,200
Common stock issued in
  exchange for services
  rendered                                                                        158,034
Common stock issued in
  exchange for services
  rendered (Note 1)                                                               900,000
Common stock issued for
  increase in advances
  to officers (Note 1)                                                            454,470
Net loss for the year
  April 30, 1997                              (2,072,867)                      (2,072,867)
                                             ----------------    ---------      ---------------

Balances at
  April 30, 1997                             $(6,950,064)         (225,000)     $ 174,961
                                             ----------------    ---------      ---------------
Common stock issued                                                                65,233
Common stock issued in
  exchange for services
  rendered                                                                        591,167
Common stock issued in
  exchange for future
  compensation (Note 13)                                          (279,000)          0
Paid in capital -
  non-reciprocal transfer
  (Note 4)                                                                      1,027,500

Consolidated net (loss) for
  the year April 30, 1998                     (1,857,604)                      (1,857,604)
                                             ----------------    ---------      ---------------
Consolidated balances at
  April 30, 1998                             $(8,807,668)        $(504,000)     $   1,257


See Accompanying Notes to the Financial Statements
See Accompanying Auditors' Reports

                                      TRIDON ENTERPRISES INCORPORATED
                                   (A COMPANY IN THE DEVELOPMENT STAGE)
                                         STATEMENTS OF CASH FLOWS


                                                                                          Combined
                                                            Twelve         Twelve         Twelve
                                        Inception           Months         Months         Months
                                        to                  Ended          Ended          Ended
                                        April 30,           April 30,      April 30,      April 30,
                                        1998                1998           1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                  $(8,807,668)        $(1,857,604)  $(2,072,867)   $3,666,424
       Adjustments to reconcile net
       (loss) to net cash used by operations:
          (Loss) on disposal of segment  (3,836,964)             0              0        (3,836,964)
          Loss on permanent impairment
            of marketable securities      1,120,050           1,027,500        92,550          0
          (Gain) Loss on sale of
            marketable securities            43,908              (3,677)       47,585          0
          Write down of investment           25,000              0              0            25,000
          Depreciation                        6,470               1,459         1,634         1,520
          Increase in allowance for
            uncollectible amounts           370,638               8,333       351,422         7,883
          Professional fees                  12,885              0              0            12,885
          Outside services paid by
            issuance of common stock        317,202              51,167       248,034          0
          Officer's salary related to
            common stock issued (Note 1)    949,023             540,000       409,023          0
          Loan fees related to common
            stock issued (Note 1)           810,000              0            810,000          0
          Write-down of screenplays          49,860              0              0            49,860
          Loss on fixed asset disposal        1,253              0              0             1,253
          Research and development           88,000              0              0            88,000
          Interest expense                  349,745              0              0           349,745
          Forgiveness of interest            (8,901)             0             (6,412)       (2,489)
          Maritime loss                   3,462,825              0              0              0
          Forgiveness of debt              (123,994)             0              0              0
       (Increase) decrease in:
          Inventory                          (5,325)             (5,325)        0              0
          Prepaid expenses                  (19,253)            (19,253)        0               800
          Notes receivable                   (3,000)             0              0              0
          Interest receivable               (25,000)             (8,333)      (16,667)         0
       Increase (decrease) in:
          Accounts payable and
            accrued expenses                249,019              94,500        49,902       121,679
          Income tax payable                 0                   0              0            (1,600)
          Preferred stock subscription       10,000              0              0              0
          Accrued payroll                    0                   0                          (93,750)
          Estimated future cost of
            discontinued operations           3,125              0              0              0
          Accounts payable-Vintage
            Group Inc.                       45,574              0              0              0
                                        ------------          ----------     ---------     ---------
            Net Cash (Used) by
            Operating Activities         (4,816,523)            (72,228)     (179,188)     (102,535)
                                        ------------          ----------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans made                            (340,757)             0           (340,757)         0
     Investment in marketable equity
       securities                          (238,550)             0           (200,000)         0
     Proceeds from sale of securities       333,292               3,677       329,615          0
     Sale of common stock                    13,550              0              0              0
     Investment in screenplays              (40,000)             0              0              0
     Purchase of furniture and equipment    (19,412)            (10,417)        0            (1,998)
     Advances to related party              (91,627)            (10,519)      (76,108)         0
     Investment in production                (1,925)             0              0            (1,925)
     Repayment of notes receivable            6,000               6,000         0              0
                                        ------------          ----------     ---------     ---------

               Net Cash (Used) by
               Investing Activities        (379,429)            (11,259)     (287,250)       (1,998)
                                        ------------          ----------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of
       common stock                       4,785,703              65,233       443,450           667
     Proceeds from issuance of
       convertible preferred stock          135,003              0                  0             3
     Increase in paid-in capital             99,866              0              0           104,830
     Proceeds from issuance of
       convertible notes payable             59,025              0              0              0
     Advances from officer                  158,735              0              0            63,223
     Repayments of advances from officer    (41,702)             0            (13,353)       (8,949)

               Net Cash Provided by
               Financing Activities       5,196,630              65,233       430,097       159,774
                                        ------------          ----------     ---------     ---------

NET INCREASE (DECREASE) IN CASH                 678             (18,254)      (36,341)       55,241

CASH AT BEGINNING OF PERIOD                       4              18,936        55,277            36
                                        ------------          ----------     ---------     ---------

CASH AT END OF PERIOD                   $       682         $       682    $   18,936     $  55,277
                                        ------------          ----------     ---------     ---------

NON CASH INVESTING AND FINANCING
  TRANSACTIONS:
     Common stock issued for advances
       to officers (Note 1)             $    45,447         $    0         $   45,447     $    0
                                        ------------          ----------     ---------     ---------
     Common stock issued in exchange
       for Madera International, Inc.
       stock (Note 1)                   $   377,200         $    0         $  377,200     $    0
                                        ------------          ----------     ---------     ---------

     Increase in additional paid-in
       capital - non-reciprocal
       transfer (Note 4)                $ 1,027,500         $ 1,027,500    $    0         $    0
                                        ------------          ----------     ---------     ---------

     Payments by officer on behalf of
       Company reducing accounts
       payable                          $    41,914         $    41,914    $    0         $    0
                                        ------------          ----------     ---------     ---------

     Payments by officer on behalf of
       Company increasing prepaid
       expense                          $    10,000         $    10,000    $    0         $    0
                                        ------------          ----------     ---------     ---------

     Issuance of common stock for
       future services                  $   279,000         $   279,000    $    0         $    0
                                        ------------          ----------     ---------     ---------

CASH PAID FOR:
     Income taxes                       $     4,800         $    0         $     800      $     800
                                        ------------          ----------     ---------     ---------
     Interest                           $         0         $    0         $    0         $    0
                                        ------------          ----------     ---------     ---------

See Accompanying Notes to the Financial Statements
See Accompanying Auditors' Reports

                  TRIDON ENTERPRISES INCORPORATED AND SUBSIDIARY
                       (COMPANIES IN THE DEVELOPMENT STAGE)
                          NOTES TO FINANCIAL STATEMENTS

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

On April 29, 1995, the Company irrevocably transferred in trust all shares of the stock of Polaris Pictures Corporation to a trust (see Note 9).

On March 15, 1996, the Company changed its name from Tridon Corporation to Tridon Enterprises Incorporated.

Vertex Corporation (a wholly-owned subsidiary) was incorporated under the laws of the state of Nevada on February 25, 1997 with an authorized capital of 25,000 shares of no par value common stock. The Company is engaged in the research, development, manufacture, and the sale and licensing for sale of nonsurgical hair replacement products and any and all products related to such business, establishing international hair replacement enterprises; and providing customers and/or licensees with all services and support available with regard to the management of said hair replacement enterprises. On January 9, 1998, Tridon Enterprises Incorporated invested $20,100 in exchange for 25,000 shares of no par value common stock (100% of the stock) of Vertex Corporation. For the period from February 25, 1997 to April 30, 1997, there was no activity in Vertex Corporation, and for the period from May 1, 1997 to January 8, 1998, the activity was immaterial. Therefore, the amounts from Vertex Corporation for the entire year ended April 30, 1998 have been consolidated with Tridon Enterprise Incorporated.

     Basis of Consolidation and Combination

For the year ended April 30, 1994, and all prior periods, the statements of loss, changes in shareholders' equity, and cash flows of Tridon Corporation and Polaris Pictures Corporation are consolidated. All significant intercompany transactions have been eliminated from the financial statements. See Note 9 for disposition of wholly-owned subsidiary. The consolidated financial statements for April 30, 1998 include the accounts of Tridon Enterprises Incorporated and its wholly-owned subsidiary, Vertex Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation (see Note 1 - Organization). The financial statements for April 30, 1997 and 1996 are for Tridon Enterprises Incorporated only.


     Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

See Accompanying Auditors' Reports

     Inventory

Inventory is valued at lower of cost (first-in, first-out) or market. Inventory consists of samples of finished products.

     Basis of Presentation

The Companies have not generated significant revenues since inception. Consequently, the financial statement presentation for development stage enterprises is followed in accordance with Financial Accounting Standards Board Statement 7.

     Cash and Cash Equivalents

The Companies consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Statements of Cash Flows

For the current year ended April 30, 1998, the Company entered into several non-monetary transactions as described below:

The Company issued 3,100,000 shares of common stock for future services to be performed for the Company for $279,000 at $.09 per share (see Note 13).

The Company received 20,550,000 shares of stock valued at $1,027,500 ($.05 per share) in a non-reciprocal transfer (see Note 4).

The president of the Company made payments on behalf of Tridon Enterprises Incorporated of $10,000 as a prepaid expense and $41,914 to reduce accounts payable.

     Revaluation of Common Stock

It was determined that all common stock issued during the fiscal year ended April 30, 1997 should be valued at an estimated fair market value. A fair market value was determined based on what an independent outside party would be willing to pay for a share of the Company's common stock. The stock issued in exchange for consulting services and as an increase to advances to officers was valued based on an estimated fair market value of $.10 per share. The 9,000,000 shares of common stock issued in exchange for consulting services of $90,000 was revalued to $900,000 by an increase of $810,000 to additional paid in capital and an increase to loan fee expense. The 4,547,700 shares of common stock issued for advances to officers in exchange for $45,447, was revalued to $454,470 by an increase of $409,023 to additional paid in capital and an increase to officer's salary.

     Property and Equipment

Property and equipment are carried at cost, less accumulated depreciation. Depreciation is computed under the straight-line and double-declining balance methods using a five year life. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to expense as incurred, whereas significant renewals or betterments are capitalized. For the years ended April 30, 1998, 1997 and 1996, included in the consolidated statements of operations are provisions for depreciation of $1,459, $1,634 and $1,520, respectively.

See Accompanying Auditors' Reports

     Income Taxes

The Company computes deferred income taxes in accordance with Financial Accounting Standards Board Statement No. 109 (SFAS No. 109), "Accounting for Income Taxes". Deferred taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. As of April 30, 1998, 1997 and 1996, all items of deferred tax, after application of valuation allowances, were immaterial.

For tax purposes, Tridon Enterprises Incorporated and its wholly-owned subsidiary, Vertex Corporation, have fiscal year-ends of April 30.

     Marketable Equity Securities

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


Note 2 - Property and Equipment

     Property and equipment are recorded at cost and consist of the following:
                                                  April 30,
                                             1998           1997

     Computers                          $    10,259    $     3,821
     Furniture and fixtures                   4,821          1,706
     Equipment                                2,913          2,049
                                             ------         ------
                                             17,993          7,576

     Less:  Accumulated Depreciation          6,305          4,846
                                             ------         ------
                                        $    11,688    $     2,730


See Accompanying Auditors' Reports


Note 3 - Related Party Transactions

During the year ended April 30, 1998, net non-interest bearing funds were advanced from Paul Ebeling, an officer of the Company, to Tridon Enterprises Incorporated. Advances to the Company by Mr. Ebeling as of April 30, 1998 were $48,845.

Advances to Kevin Welch, another officer of the Company, as of April 30, 1998 were $30,000.

As of April 30, 1997, advances to Mr. Ebeling and Mr. Welch were $91,555 and $30,000, respectively.

Advances from Steve Antebi as of April 30, 1998 and 1997 were $5,000.

There are no signed notes for any of these transactions. For additional related party transactions, see Note 1 - Revaluation of Common Stock and Note 6.

See also Note 9 - Disposition of Wholly-Owned Subsidiary.


Note 4 - Marketable Equity Securities

The Company has adopted the Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). Under the provisions of FAS 115, marketable securities considered available for sale are recorded at fair market value if they have a readily determinable fair value. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate item in the shareholders' equity section of the balance sheet, unless there is a permanent impairment to the marketable security, in which case it is recorded as a loss in the income statement. Management is treating its investment in marketable securities as an investment that is available for sale for the years ended April 30, 1998 and 1997.

During the year ended April 30, 1997, the Company purchased 1 million shares of International Forest Industries, Inc. stock with an initial cost of $200,000.
At April 30, 1997, the stock was worth $531,250. Subsequent to the year end, International Forest Industries changed its name to Fluor City International. Subsequent to the balance sheet date, but prior to issuance of the April 30, 1997 report, the stock had several reverse splits and eventually was sold in May 1998 for $107,451. Due to this permanent impairment, the net unrealized holding loss in the amount of $92,550 has been shown as a loss in the statements of operations for the year ended April 30, 1997.

In April 1998, Tridon Enterprises Incorporated received 20,550,000 shares of North American Exploration Corporation. The shares were received from Paul Ebeling, president of Tridon Enterprises Incorporated, in a non-reciprocal transfer. The shares were valued at the date of the transfer at $.05 per share, or $1,027,500. Subsequent to the year end, North American Exploration Corporation issued a statement relating to the cancellation of the 20,550,000 shares issued to Tridon Enterprises Incorporated, as nominee for Paul Ebeling. As of the date of this report, the outcome of this transaction has not been determined. The shares cannot be canceled without an order of a court judgment, and as of the date of this report, there is no judgment. Due to the potential permanent impairment of this asset, the entire amount of $1,027,500 has been reserved for in the current year, pending the outcome.

See Accompanying Auditors' Reports


Note 5 - Note Receivable

Madera International, Inc., unsecured, receivable interest only, quarterly,beginning December 31, 1996 at 10% per annum. All unpaid interest and principal due September 3, 1997. At April 30, 1998 unpaid interest was $25,000. As of the date of the April 30, 1997 report, this receivable and related interest was past due, and therefore, at April 30, 1997 this receivable and accrued interest was reserved for and included in bad debt expense on the statements of operations. As of the date of this report, the condition of this receivable and
accrued interest was unchanged     $250,000


Note 6 - Note Receivable - Related Party

The Company had an unsecured, non-interest bearing loan for $6,000, which was due on demand. The loan was paid during the current year ended April 30, 1998. The loan was to a family member of Steve Antebi.


Note 7 - Income Taxes

The provision for income taxes consists of:

                                                       April 30,
                                         1998          1997           1996

     Federal                       $      0       $      0         $    0
     State                               800            800            800
                                        ----           ----           ----
                                         800            800            800

     Deferred Taxes                       0              0              0
                                        ----           ----           ----
     Provision for Income Taxes    $     800      $     800        $   800
                                        ----           ----           ----


     Loss Carryforwards

Tridon Enterprises Incorporated has net operating loss carryforwards which are from HCSI prior to its merger with Tridon Enterprises Incorporated. The amounts which the Company may ultimately apply to future taxable income may be limited by application of tax law. Tentative expiration dates of these losses are as follows:

                                                  Total
          1998                               $    119,000
          1999                                    918,000
          2000                                    475,000
          2001                                  1,401,000
          2002                                  1,001,000
                                               ----------
          Totals                             $  3,914,000

The full amount of the deferred tax asset resulting from the loss carryforwards is offset by a valuation allowance due to the uncertainty of the Company to continue as a going concern.

Subsequent to the merger of HCSI and Tridon Development Corporation, the Company has accumulated a tax loss carryforward of approximately $1,999,124 for federal tax purposes and a $961,525 tax loss carryforward for California franchise tax purposes. Federal net operating losses (NOL's) are carried forward 15 years and expire between 1999 and 2013. State NOL's are carried forward 5 years and expire between 1999 and 2003. In addition, Polaris Pictures Corporation (Polaris) had accumulated a tax loss carryforward of approximately $265,000 for federal tax purposes and a $132,000 loss carryforward for California franchise tax purposes, whose net operating loss carryforwards expire in 2009 and 1999, respectively.

Vertex Corporation has a net operating loss of approximately $19,000 which expires in 2013, if not utilized.

All loss carryforward amounts are subject to review and revision by tax authorities.

Note 8 - Offering of Cumulative Convertible Preferred Stock

In June 1994, the Company offered $1,000,000 of 7% cumulative convertible preferred stock at $10 per share in a private placement memorandum. The preferred stock is convertible to 4,000,000 shares of common stock one year after issuance and may be called by the Company two years after the issue date. During the year ended April 30, 1996, $150,000 of advances from an officer were converted to 15,000 cumulative convertible preferred shares. As of April 30, 1998, 83,300 cumulative convertible preferred shares were issued and outstanding. Dividends in arrears on the cumulative preferred stock were $86,282, $60,291 and $34,300 for the years ended April 30, 1998, 1997 and 1996, respectively.

For the years ended April 30, 1998, 1997 and 1996, no dividends were declared or paid.


Note 9 - Disposition of Wholly-Owned Subsidiary

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

See Accompanying Auditors' Reports


Note 10 - Uncertainty of Ability to Continue as a Going Concern

Tridon Enterprises Incorporated has suffered substantial losses since inception. In order for the Company to continue as a going concern, Tridon Enterprises Incorporated is dependent upon its ability to raise capital from various sources, including loans from shareholders and others as well as the development of an ongoing source of revenue.

The financial statements of Vertex Corporation have also been prepared on the basis of accounting principles applicable to a going concern. The continuation of the Company as a going concern, is dependent upon the Company's ability to establish itself as a profitable business. It is the Company's belief that it will continue to incur losses during the coming year and possibly require additional funds. The additional funding will be accomplished by seeking additional funds from private or public equity investments, and possible future collaborative agreements to meet such needs, in order that the Company will be a viable entity. The Company's ability to achieve these objectives cannot be determined at this time.


Note 11 - Commitments and Contingencies

Currently, the Company is leasing its premises on a month-to-month basis. Rent expense relative to this lease was charged to operations, and for the years ended April 30, 1998, 1997 and 1996 was $14,400, $0, and $18,600, respectively.
Rent expense for the fiscal years ended April 30, 1998 and 1997 of $7,200 was paid by the president of the Company. The Company plans to repay this expense when funds are available. This expense has been included in the amount due officer.

The Company leases a vehicle on a month-to month basis. Rent expense relative to this lease was charged to operations, and for the years ended April 30, 1998, 1997 and 1996 was $5,400, $0, and $6,593, respectively. Auto expense for the fiscal year ended April 30, 1998 and 1997 of approximately $2,700 was paid directly by the president of the Company. The Company plans to repay this expense when funds are available. This expense has been included in the amount due officer.


Note 12 - Gain on Settlement

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


Note 13 - Common Stock Subscribed - Unearned Compensation

During the fiscal year ended April 30, 1998, 3,100,000 shares of common stock were issued for future services to be rendered, valued at $279,000. Subsequent to the balance sheet date, the shares were to be canceled. As of the date of this report, these shares have not been received back, and the outcome of this transaction cannot be determined, however, stop transfers have been placed on the shares.

See Accompanying Auditors' Reports

ITEM 9.   Disagreements on Accounting and Financial Disclosures

During the 12 months ended April 30, 1998 the Company had no disagreement with accountants on any matter of accounting principles or practices of financial statement disclosure.


PART III

ITEM 10.  Directors and Officers of the Registrant

Officers and Directors of the Company as of April 30, 1998 are as follows:

Name                     Age            Position
Paul Ebeling             59             Chief Executive Officer and Director
Kevin Welch              37             Secretary/Treasurer and Director
Nicolas Weider, M.D.     40             Director

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

Nicolas Weider joined Tridon Enterprises Incorporated on June 1, 1997 and serves a a director of the company.


ITEM 11.  Executive Compensation

The following is a summary of executive compensation for the year ended April 30, 1998: (See Note 1)

          Paul  Ebeling            $  ----
          Kevin Welch              $  ----
          Nicolas Weider, MD       $  ----


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

Beneficial Owner              Shares Beneficially Owned     Percentage of Class

Antebi Children's Insurance
Trust of 1995
345 North Maple Drive
Beverly Hills, CA 90210            11,988,444                    28.36%

Paul Ebeling
PO  Box 16244
Beverly Hills, CA 90209             9,424,236                    22.30%

Kevin Welch
PO Box 16244
Beverly Hills, CA 90209             3,000,000                     7.0%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Vintage Group inc., as a condition set forth in the Agreement and Plan of Merger, canceled and forgave all indebtedness and any other obligations owed to Vintage by Hammer computer Systems, Inc. (HCSI). The Company advanced $5000 to Vintage Group, Inc. during the quarter ending October 31, 1994.

President, CEO and director Paul Ebeling has made cash advances to the Corporation for administrative expenses. The amount owed to Mr. Ebeling at April 30, 1997 and 1998 is $91,555 and $48,845 respectively (see Note 3).

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


Date:     October 27, 1998         By:  /s/ Paul  Ebeling
                                        President/CEO

Date:     October 27, 1998         By:  /s/ Kevin Welch
                                        Kevin Welch, Secretary/Treasurer