Form 10-Q
period 1998-07-31
TRIDON ENTERPRISES INC
filed 1998-11-13
CIK 763245

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the Quarter Ended July 31, 1998
                                        OR

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  No [   ].  As of July  31, 1998,
there were 45,885,734 shares outstanding of the Registrant's common stock, $.001 par value.

                        TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                                 Balance Sheets
                        July 31, 1998 And April 30, 1998


                                             July 31, 1998       April 30, 1998
                                             (Unaudited)         (Audited)

Assets

Current Assets:
     Cash                                    $   75,067     $        682
     Advances to Officers/Stockholders           30,000           30,000
     Notes Receivable                           275,000          275,000
     Less Allowance for Bad Debt               (275,000)        (275,000)
     Interest Receivable                         36,000           29,253
     Inventory                                    5,325            5,325
                                                -------          -------
          Total Current Assets                  146,392           65,260

Furniture and Equipment - at Cost                17,993           17,993

     Accumulated Depreciation                    (6,670)          (6,305)
                                                -------          -------
          Net Furniture and Equipment            11,323           11,688
                                                -------          -------
Marketable Equity Securities                         0           107,451
                                                -------          -------
          Total Assets                       $  157,715     $    184,399
                                                -------          -------

Liabilities And Stockholders' Equity

Current Liabilities:
     Accounts Payable and Accrued Expenses   $   36,008     $    129,297
     Advances from Stockholder                    5,000            5,000
     Advances from Officer                       50,269           48,845
                                                -------          -------
          Total Current Liabilities              91,277          183,142

Commitments And Contingencies                         -                -
                                                -------          -------
          Total Liabilities                      91,277          183,142

Stockholders' Equity:
     Common Stock, $.001 Par Value, 100,000,000
       Shares Authorized, 45,885,734 and
       42,275,734 Shares Issued And
       Outstanding, Respectively                 45,886           42,276
     Preferred Stock, 7% Cumulative Convertible,
       Par Value $.001, 20,000,000 Shares
       Authorized, 83,300 Shares Issued
       And Outstanding                               83               83
     Additional Paid-In Capital               9,452,234        9,270,566
     Common Stock Subscribed                   (225,000)        (225,000)
     Common Stock Subscribed -
       Unearned Compensation                   (279,000)        (279,000)
     Deficit Accumulated During
       Development Stage                     (8,927,765)      (8,807,668)
                                              ---------        ---------
          Total Stockholders' Equity             66,438            1,257
                                              ---------        ---------
          Total Liabilities And
            Stockholders' Equity             $ 157,715      $    184,399
                                              ---------        ---------

                                     TRIDON ENTERPRISES INCORPORATED
                                  (A Company In The Development Stage)
                                        Statements Of Operations


                                                            Three          Three
                                             Inception      Months         Months
                                             To             Ended          Ended
                                             July 31,       July 31,       July 31,
                                             1998           1998           1997

Revenue:
     Net Sales                          $    151,729   $         0    $         0
     Cost of Sales                           182,581             0              0
                                           ----------     ---------      ---------
Gross Loss                                   (30,852)            0              0
                                           ----------     ---------      ---------

Operating Expenses:
     General and Administrative            3,416,685        119,296         25,488
          Research and Development           132,697             0              0
     Computer Software Development Costs     630,066             0              0
     Interest                                869,166             0              0
                                           ----------     ---------      ---------
          Total Operating Expenses         5,048,614        119,296         25,488
                                           ----------     ---------      ---------
          Net Loss from Operations        (5,079,466)      (119,296)       (25,488)
                                           ----------     ---------      ---------

Other Income (Expense)
     Consulting Fees Related to
       Common Stock Issued                  (810,000)            0              0
     Officer's Salary Related to
       Common Stock Issued                  (409,023)            0              0
     Interest                                 92,016             0           6,250
     Casualty Loss - Boat                 (3,000,000)            0              0
     Gain on Settlement                      411,495             0              0
     Forgiveness of Interest                   8,901             0              0
     Forgiveness of Debt                     123,994             0              0
     Loss on Disposition of
       Marketable Securities                 (52,332)            0              0
     Loss on Permanent Impairment
       of Securities                         (92,550)            0              0
     Miscellaneous                             3,420             0              0
     Bad Debt Expense                       (351,422)            0              0
                                           ----------     ---------      ---------
          Total Other Income (Loss)       (4,075,501)            0           6,250
                                           ----------     ---------      ---------
(Loss) from Continuing Operations
  Before Income Tax Benefit (Expense)     (9,154,967)      (119,296)       (19,238)

Income Tax Benefit (Expense)                  81,805           (800)          (800)
                                           ----------     ---------      ---------

(Loss) from Continuing Operations         (9,093,162)      (120,096)       (20,038)

Gain on Disposal of Segment                3,836,964             0              0

(Loss) on Discontinued Operations         (1,854,000)            0              0
                                           ----------     ---------      ---------

Net Income (Loss)                       $ (7,090,198)  $   (120,096)  $    (20,038)
                                           ----------     ---------      ---------
Loss Per Share                                         $       (Nil)  $       (Nil)
                                           ----------     ---------      ---------
Weighted Average Number of Shares Outstanding            44,355,734     31,719,067
                                           ----------     ---------      ---------

                                     TRIDON ENTERPRISES INCORPORATED
                                  (A Company In The Development Stage)
                                        Statements Of Cash Flows


                                                                 Three          Three
                                                  Inception      Months         Months
                                                  To             Ended          Ended
                                                  July 31,       July 31,       July 31,
                                                  1998           1998           1997

Cash Flows From Operating Activities:
     Net Income (Loss)                        $(8,927,765)    $ (120,096)    $ (20,038)
          Adjustments to Reconcile Net (Loss)
            to Net Cash Used by Operations:
               (Loss) on Disposal of Segment   (3,836,964)            0              0
               Loss on Permanent Impairment
                 of Marketable Securities       1,120,050             0              0
               Loss on Sale of Marketable
                 Securities                        43,908             0              0
               Write-Down of Investment            25,000             0              0
               Depreciation                         6,835            365            400
               Increase in Allowance for
                 Bad Debts                        370,638             0              0
               Professional Fees                   12,885             0              0
               Outside Services Paid by
                 Issuance of Common Stock         317,202             0              0
               Officers' Salaries Related
                 to Common Stock Issued           949,023             0              0
               Operating Expenses Paid
                 by Officer                       100,910          1,905             0
               Loan Fees Related to
                 Common Stock Issued              810,000             0              0
               Write-Down of Screenplays           49,860             0              0
               Loss on Fixed Asset Disposal         1,253             0              0
               Research and Development            88,000             0              0
               Interest Expense                   349,745             0              0
               Forgiveness of Interest             (8,901)            0              0
               Maritime Loss                    3,462,825             0              0
               Forgiveness of Debt               (123,994)            0              0
          (Increase) Decrease in:
               Inventory                           (5,325)            0          (5,325)
               Prepaid Expenses                   (26,000)        (6,747)            0
               Notes Receivable                    (3,000)            0              0
               Interest Receivable                (25,000)            0          (6,250)
          Increase (Decrease) in:
               Accounts Payable and Accrued
                 Expenses                         283,386         34,366          8,243
               Income Tax Payable                      0              0             800
               Preferred Stock Subscription        10,000             0              0
               Estimated Future Cost of
                 Discontinued Operations            3,125             0              0
               Accounts Payable -
                 Vintage Group, Inc.               45,574             0              0
                                                ----------     ---------      ---------
                    Net Cash (Used) by Operating
                      Activities               (4,906,730)       (90,207)       (22,170)
                                                ----------     ---------      ---------

Cash Flows From Investing Activities:
     Loans Made                                  (340,757)            0              0
     Investments in Marketable Equity Securities (238,550)            0              0
     Proceeds from Sale of Securities             440,743        107,451             0
     Sale of Common Stock                          13,550             0              0
     Investment in Screenplays                    (40,000)            0              0
     Purchase of Furniture and Equipment          (19,412)            0              0
     Advances to Officers                         (92,109)          (482)        (4,394)
     Investment in Production                      (1,925)            0              0
     Repayment of Notes Receivable                  6,000             0              0
                                                ----------     ---------      ---------
                    Net Cash (Used) by Investing
                      Activities                 (272,460)       106,969         (4,394)
                                                ----------     ---------      ---------

Cash Flows From Financing Activities:
     Proceeds from Issuance of Common Stock     4,843,326         57,623          8,400
     Proceeds from Issuance of Convertible
       Preferred Stock                            135,003             0              0
     Increase in Paid-In Capital                   99,866             0              0
     Proceeds from Issuance of Convertible
       Notes Payable                               59,025             0              0
     Advances from Officer                        158,735             0              0
     Repayments of Advances from Officer          (41,702)            0              0
                                                ----------     ---------      ---------
                    Net Cash Provided By Financing
                      Activities                5,254,253         57,623          8,400
                                                ----------     ---------      ---------

Net Increase (Decrease) in Cash                    75,063         74,385        (18,164)
Cash at Beginning of Period                             4            682         18,936
                                                ----------     ---------      ---------
Cash at End of Period                        $     75,067   $     75,067   $        772

                         Tridon Enterprises Incorporated
                       (A Company in the Development Stage)
                                    UNAUDITED
                    Notes to Consolidated Financial Statements


     In the opinion of management, the accompanying unaudited financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 1998, the results of its operation for the three month periods ended July 31, 1998, and its cash flows for the three month periods ended July 31,1998. Operating results for the three month period ended July 31, 1998, are not necessarily indicative of the results that may be expected for the year ended April 30, 1999.


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


     Common Shares and Earnings per Share:

     The computation of income per share is based on the weighted average number of shares outstanding during each fiscal period. To calculate earnings per share, a base of 45,885,734 shares was used for January 31, 1998 and a base of 42,275,734 was used for April 30, 1998.


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

4.   Notes Receivable

     Madera International Negotiable Promissory Note declared in default on June 29, 1998 and collection proceeding iniciated for $322,855.00, including principal, interest, late charges and interest on late charges.

5.   Furniture and Equipment

     Furniture and equipment is recorded at purchase cost and depreciation is calculated over 5 years using the straight line method. For the quarter ended July 31, 1998, there were purchases of furniture and equipment by the Corporation.


Item 2.   Management's Discussion and Analysis

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

     There have been no material changes in the operations. Tridon Enterprises Incorporated does not have operating activity and therefore has no revenue. For the Company to continue as a going concern it will seek an acquisition or merger partner, place its Vertex(R) technology in a wholly-owned subsidiary and raise the additional capital to successfully market Vertex(R). For the three months ended July 31, 1998, the net loss was $120,096 resultant of general and administrative expenses related to the preperation of Hollywood Hair Premiere(TM) and Hollywood Hair Star(TM).


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


                                   TRIDON ENTERPRISES INCORPORATED
                                   Registrant


Date: November 2, 1998             /s/Paul Ebeling
                                   CEO and Director