Form 10-Q
period 1998-10-31
TRIDON ENTERPRISES INC
filed 1998-12-17
CIK 763245

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the Quarter Ended October 31, 1998
                                        OR

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]  No [   ].  As of October 31,
1998, there were 47,284,734 shares outstanding of the Registrant's common stock, $.001 par value.

                        TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                                 Balance Sheets
                       October 31, 1998 And April 30, 1998


                                             October 31, 1998    April 30, 1998
                                             (Unaudited)         (Audited)

Assets

Current Assets:
     Cash                                    $    6,380     $        682
     Advances to Officers/Stockholders           30,000           30,000
     Notes Receivable                           275,000          275,000
     Less Allowance for Bad Debt               (275,000)        (275,000)
     Interest Receivable                         36,000           29,253
     Inventory                                    5,325            5,325
                                                -------          -------
          Total Current Assets                   77,705           65,260

Furniture and Equipment - at Cost                17,993           17,993

     Accumulated Depreciation                    (7,781)          (6,305)
                                                -------          -------
          Net Furniture and Equipment            10,212           11,688
                                                -------          -------
Marketable Equity Securities                         0           107,451
                                                -------          -------
          Total Assets                       $   87,917     $    184,399
                                                -------          -------

Liabilities And Stockholders' Equity

Current Liabilities:
     Accounts Payable and Accrued Expenses   $   71,907     $    129,297
     Advances from Stockholder                    5,000            5,000
     Advances from Officer                       89,174           48,845
                                                -------          -------
          Total Current Liabilities             166,081          183,142

Commitments And Contingencies                         -                -
                                                -------          -------
          Total Liabilities                     166,081          183,142

Stockholders' Equity:
     Common Stock, $.001 Par Value, 100,000,000
       Shares Authorized, 47,285,734 and
       42,275,734 Shares Issued And
       Outstanding, Respectively                 47,286           42,276
     Preferred Stock, 7% Cumulative Convertible,
       Par Value $.001, 20,000,000 Shares
       Authorized, 83,300 Shares Issued
       And Outstanding                               83               83
     Additional Paid-In Capital               9,572,834        9,270,566
     Common Stock Subscribed                   (219,000)        (225,000)
     Common Stock Subscribed -
       Unearned Compensation                   (279,000)        (279,000)
     Deficit Accumulated During
       Development Stage                     (9,200,367)      (8,807,668)
                                              ---------        ---------
          Total Stockholders' Equity            (78,164)           1,257
                                              ---------        ---------
          Total Liabilities And
            Stockholders' Equity             $   87,917     $    184,399
                                              ---------        ---------

                                     TRIDON ENTERPRISES INCORPORATED
                                  (A Company In The Development Stage)
                                        Statements Of Operations


                                                            Six            Six
                                             Inception      Months         Months
                                             To             Ended          Ended
                                             October 31,    October 31,    October 31,
                                             1998           1998           1997

Revenue:
     Net Sales                          $    151,729   $         0    $         0
     Cost of Sales                           182,581             0              0
                                           ----------     ---------      ---------
Gross Loss                                   (30,852)            0              0
                                           ----------     ---------      ---------

Operating Expenses:
     General and Administrative            4,505,114        391,899         47,659
          Research and Development           132,697             0              0
     Computer Software Development Costs     630,066             0              0
     Interest                                869,166             0              0
                                           ----------     ---------      ---------
          Total Operating Expenses         6,137,043        391,899         47,659
                                           ----------     ---------      ---------
          Net Loss from Operations        (6,167,895)      (391,899)       (47,659)
                                           ----------     ---------      ---------

Other Income (Expense)
     Consulting Fees Related to
       Common Stock Issued                  (810,000)            0              0
     Officer's Salary Related to
       Common Stock Issued                  (409,023)            0              0
     Interest                                 94,099             0           8,333
     Casualty Loss - Boat                 (3,000,000)            0              0
     Gain on Settlement                      411,495             0              0
     Forgiveness of Interest                   8,901             0              0
     Forgiveness of Debt                     123,994             0              0
     Loss on Disposition of
       Marketable Securities                 (48,655)            0              0
     Loss on Permanent Impairment
       of Securities                      (1,120,050)            0              0
     Miscellaneous                             3,420             0              0
     Bad Debt Expense                       (351,422)            0              0
                                           ----------     ---------      ---------
          Total Other Income (Loss)       (5,097,241)            0           8,333
                                           ----------     ---------      ---------
(Loss) from Continuing Operations
  Before Income Tax Benefit (Expense)    (11,265,136)      (391,899)       (39,326)

Income Tax Benefit (Expense)                  81,805           (800)          (800)
                                           ----------     ---------      ---------

(Loss) from Continuing Operations        (11,183,331)      (392,699)       (40,126)

Gain on Disposal of Segment                3,836,964             0              0

(Loss) on Discontinued Operations         (1,854,000)            0              0
                                           ----------     ---------      ---------

Net Income (Loss)                       $ (9,200,367)  $   (392,699)  $    (40,126)
                                           ----------     ---------      ---------
Loss Per Share                                         $       (.01)  $       (Nil)
                                           ----------     ---------      ---------
Weighted Average Number of Shares Outstanding            45,338,591     31,900,734
                                           ----------     ---------      ---------

                                     TRIDON ENTERPRISES INCORPORATED
                                  (A Company In The Development Stage)
                                        Statements Of Cash Flows


                                                                 Six            Six
                                                  Inception      Months         Months
                                                  To             Ended          Ended
                                                  October 31,    October 31,    October 31,
                                                  1998           1998           1997

Cash Flows From Operating Activities:
     Net Income (Loss)                        $(9,200,367)    $ (392,699)    $ (40,126)
          Adjustments to Reconcile Net (Loss)
            to Net Cash Used by Operations:
               (Loss) on Disposal of Segment   (3,836,964)            0              0
               Loss on Permanent Impairment
                 of Marketable Securities       1,120,050             0              0
               Loss on Sale of Marketable
                 Securities                        43,908             0              0
               Write-Down of Investment            25,000             0              0
               Depreciation                         7,946          1,476            800
               Increase in Allowance for
                 Bad Debts                        370,638             0              0
               Professional Fees                   48,885         36,000             0
               Outside Services Paid by
                 Issuance of Common Stock         439,202        122,000             0
               Officers' Salaries Related
                 to Common Stock Issued           949,023             0              0
               Operating Expenses Paid
                 by Officer                       102,816          3,811             0
               Loan Fees Related to
                 Common Stock Issued              810,000             0              0
               Write-Down of Screenplays           49,860             0              0
               Loss on Fixed Asset Disposal         1,253             0              0
               Research and Development            88,000             0              0
               Interest Expense                   349,745             0              0
               Forgiveness of Interest             (8,901)            0              0
               Maritime Loss                    3,462,825             0              0
               Forgiveness of Debt               (123,994)            0              0
          (Increase) Decrease in:
               Inventory                           (5,325)            0          (5,325)
               Prepaid Expenses                   (26,000)        (6,747)            0
               Notes Receivable                    (3,000)            0              0
               Interest Receivable                (25,000)            0          (8,333)
          Increase (Decrease) in:
               Accounts Payable and Accrued
                 Expenses                         319,284         70,265         31,372
               Income Tax Payable                      0              0             800
               Preferred Stock Subscription        10,000             0              0
               Estimated Future Cost of
                 Discontinued Operations            3,125             0              0
               Accounts Payable -
                 Vintage Group, Inc.               45,574             0              0
                                                ----------     ---------      ---------
                    Net Cash (Used) by Operating
                      Activities               (4,982,417)      (165,894)       (20,812)
                                                ----------     ---------      ---------

Cash Flows From Investing Activities:
     Loans Made                                  (340,757)            0              0
     Investments in Marketable Equity Securities (238,550)            0         (22,354)
     Proceeds from Sale of Securities             440,743        107,451             0
     Sale of Common Stock                          13,550             0              0
     Investment in Screenplays                    (40,000)            0              0
     Purchase of Furniture and Equipment          (19,412)            0              0
     Advances to Officers                         (91,627)            0         (10,519)
     Investment in Production                      (1,925)            0              0
     Repayment of Notes Receivable                  6,000             0              0
                                                ----------     ---------      ---------
                    Net Cash (Used) by Investing
                      Activities                 (271,978)       107,451        (32,873)
                                                ----------     ---------      ---------

Cash Flows From Financing Activities:
     Proceeds from Issuance of Common Stock     4,849,326         63,623         35,400
     Proceeds from Issuance of Convertible
       Preferred Stock                            135,003             0              0
     Increase in Paid-In Capital                   99,866             0              0
     Proceeds from Issuance of Convertible
       Notes Payable                               59,025             0              0
     Advances from Officer                        159,735          1,000             0
     Repayments of Advances from Officer          (42,184)          (482)            0
                                                ----------     ---------      ---------
                    Net Cash Provided By Financing
                      Activities                5,260,771         64,141         35,400
                                                ----------     ---------      ---------

Net Increase (Decrease) in Cash                     6,376          5,698        (18,285)
Cash at Beginning of Period                             4            682         18,936
                                                ----------     ---------      ---------
Cash at End of Period                        $      6,380   $      6,380   $        651

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


     Common Shares and Earnings per Share:

     The computation of income per share is based on the weighted average number of shares outstanding during each fiscal period. To calculate earnings per share, a base of 45,885,734 shares was used for July 31, 1998 and a base of 47,285,734 was used for October 31, 1998.


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

4.   Notes Receivable

     Madera International Negotiable Promissory Note declared in default on June 29, 1998 and collection proceeding initiated for $342,488.56, including principal, interest, late charges and interest on late charges.

5.   Furniture and Equipment

     Furniture and equipment is recorded at purchase cost and depreciation is calculated over 5 years using the straight line method. For the quarter ended October 31, 1998, there were purchases of furniture and equipment by the Corporation.


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

     There have been no material changes in the operations. Tridon Enterprises Incorporated does not have operating activity and therefore has no revenue. For the Company to continue as a going concern it will seek an acquisition or merger partner, place its Vertex(R) technology in a wholly-owned subsidiary and raise the additional capital to successfully market Vertex(R). For the three months ended October 31, 1998, the net loss was $392,699 resultant of general and administrative expenses related to the preperation of Hollywood Hair Premiere(TM) and Hollywood Hair Star(TM). Mr. Paul Ebeling has loaned the Company $89,174 during this fiscal year.


     Subsequent Events:

     Company management has been exploring opportunities to act as a facilities-based provider of voice and data long distance services between North America, Asia and other territories. To that end, the Company plans to reorganize, change it's name to SLC Corporation and acquire the assets of Satellite Link Communications, Inc. in a tax free exchange of stock establishing SLC Corporation as a facilities-based provider of long distance voice and data traffic initially between North America and Asia. The Company's representatives have negotiated contracts for proprietary private line and termination agreements with providers in China, Taiwan, Korea, and the Philippines. The Company has recently formed relationships to fill the voice and data pipeline to Asia as outlined in the private line and termination agreements. Services are scheduled to begin in February 1999. Satellite Link Communications, Inc. has agreed to purchase, prior to the exchange, an array of assets including telecom switching equipment, FCC licenses, and telecommunications facilities. Pro forma cash flow projections for SLC Corporation show the company at break even in month five (5), with EBIT at six million dollars ($6,000,000) per month thereafter. Further opportunities with similar profit ratios could develop, enabling the company to reach earnings projections in excess of one hundred million dollars ($100,000,000) annually. Except for the historical information contained herein, certain matters discussed are forward looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended.



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


                                   TRIDON ENTERPRISES INCORPORATED
                                   Registrant


Date: December 15, 1998            /s/Paul Ebeling
                                   CEO and Director