Form 10-Q
period 1999-01-31
TRIDON ENTERPRISES INC
filed 1999-03-31
CIK 763245

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended January 31, 1999

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) FOR THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the Transition Period From ________ to _______.


                        Commission File Number: 0-13628
                       ---------------------------------

                        TRIDON ENTERPRISES INCORPORATED
            (Exact name of registrant as specified in its charter)


Colorado                                                             13-3183646
(State or other jurisdiction of                                (I.R.S. employer
 incorporation or organization)                          identification number)

136 South Palm Drive #105
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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]. As of January 31, 1999, there were 62,794,734 shares outstanding of the Registrant's common stock, $.001 par value.

                        TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                                 Balance Sheets
                      October 31, 1998 And April 30, 1998


                                             January 31, 1999    April 30, 1998
                                             (Unaudited)         (Audited)

Assets

Current Assets:
     Cash                                    $    3,332     $        682
     Advances to Officers/Stockholders           30,000           30,000
     Notes Receivable                           275,000          275,000
     Less Allowance for Bad Debt               (275,000)        (275,000)
     Interest Receivable                         36,000           29,253
     Inventory                                    5,325            5,325
                                                -------          -------
          Total Current Assets                   74,657           65,260

Furniture and Equipment - at Cost                17,993           17,993

     Accumulated Depreciation                    (8,517)          (6,305)
                                                -------          -------
          Net Furniture and Equipment             9,476           11,688
                                                -------          -------
Marketable Equity Securities                         0           107,451
                                                -------          -------
          Total Assets                       $   84,133     $    184,399
                                                -------          -------

Liabilities And Stockholders' Equity

Current Liabilities:
     Accounts Payable and Accrued Expenses   $   85,225     $    129,297
     Advances from Stockholder                    1,536            5,000
     Advances from Officer                       53,837           48,845
                                                -------          -------
          Total Current Liabilities             140,598          183,142

Commitments And Contingencies                         -                -
                                                -------          -------
          Total Liabilities                     140,598          183,142

Stockholders' Equity:
     Common Stock, $.001 Par Value, 100,000,000
       Shares Authorized, 62,794,734 and
       42,275,734 Shares Issued And
       Outstanding, Respectively                 62,795           42,276
     Preferred Stock, 7% Cumulative Convertible,
       Par Value $.001, 20,000,000 Shares
       Authorized, 83,300 Shares Issued
       And Outstanding                               83               83
     Additional Paid-In Capital               9,612,134        9,270,566
     Common Stock Subscribed                   (220,500)        (225,000)
     Common Stock Subscribed -
       Unearned Compensation                   (279,000)        (279,000)
     Deficit Accumulated During
       Development Stage                     (9,231,977)      (8,807,668)
                                              ---------        ---------
          Total Stockholders' Equity            (56,465)           1,257
                                              ---------        ---------
          Total Liabilities And
            Stockholders' Equity             $   84,133     $    184,399
                                              ---------        ---------

                                     TRIDON ENTERPRISES INCORPORATED
                                  (A Company In The Development Stage)
                                        Statements Of Operations


                                                            Nine           Nine
                                             Inception      Months         Months
                                             To             Ended          Ended
                                             January 31,    January 31,    January 31,
                                             1999           1999           1998

Revenue:
     Net Sales                          $    151,729   $         0    $         0
     Cost of Sales                           182,581             0              0
                                           ----------     ---------      ---------
Gross Loss                                   (30,852)            0              0
                                           ----------     ---------      ---------

Operating Expenses:
     General and Administrative            4,560,099        446,884        768,563
     Research and Development                132,697             0              0
     Computer Software Development Costs     630,066             0              0
     Interest                                869,166             0              0
                                           ----------     ---------      ---------
          Total Operating Expenses         6,192,028        446,884        768,563
                                           ----------     ---------      ---------
          Net Loss from Operations        (6,222,880)      (446,884)      (768,563)
                                           ----------     ---------      ---------

Other Income (Expense)
     Consulting Fees Related to
       Common Stock Issued                  (838,000)       (28,000)            0
     Officer's Salary Related to
       Common Stock Issued                  (409,023)            0              0
     Interest                                 94,099             0           8,333
     Casualty Loss - Boat                 (3,000,000)            0              0
     Gain on Settlement                      411,495             0              0
     Forgiveness of Interest                   8,901             0              0
     Forgiveness of Debt                     123,994             0              0
     Gain on Disposition of
       Marketable Securities                   2,720        51,375          3,677
     Loss on Permanent Impairment
       of Securities                      (1,120,050)            0              0
     Miscellaneous                             3,420             0              0
     Bad Debt Expense                       (351,422)            0              0
                                           ----------     ---------      ---------
          Total Other Income (Loss)       (5,073,866)       23,375          12,010
                                           ----------     ---------      ---------
(Loss) from Continuing Operations
  Before Income Tax Benefit (Expense)    (11,296,746)      (423,509)      (756,553)

Income Tax Benefit (Expense)                  81,805           (800)          (800)
                                           ----------     ---------      ---------

(Loss) from Continuing Operations        (11,214,941)      (424,309)      (757,353)

Gain on Disposal of Segment                3,836,964             0              0

(Loss) on Discontinued Operations         (1,854,000)            0              0
                                           ----------     ---------      ---------

Net Income (Loss)                       $ (9,231,977)  $   (424,309)  $   (757,353)
                                           ----------     ---------      ---------
Loss Per Share                                         $       (.01)  $       (.02)
                                           ----------     ---------      ---------
Weighted Average Number of Shares Outstanding            49,490,934     32,967,734
                                           ----------     ---------      ---------

                                     TRIDON ENTERPRISES INCORPORATED
                                  (A Company In The Development Stage)
                                        Statements Of Cash Flows


                                                                 Nine           Nine
                                                  Inception      Months         Months
                                                     To          Ended          Ended
                                                  January 31,    January 31,    January 31,
                                                    1999         1999           1998

Cash Flows From Operating Activities:
     Net Income (Loss)                        $(9,231,977)    $ (424,309)    $(757,353)
          Adjustments to Reconcile Net (Loss)
            to Net Cash Used by Operations:
               (Loss) on Disposal of Segment   (3,836,964)            0              0
               Loss on Permanent Impairment
                 of Marketable Securities       1,120,050             0              0
               (Gain) Loss on Sale of Marketable
                 Securities                        (7,467)       (51,375)            0
               Write-Down of Investment            25,000             0              0
               Depreciation                         8,682          2,212          1,200
               Increase in Allowance for
                 Bad Debts                        370,638             0              0
               Professional Fees                   66,885         54,000             0
               Outside Services Paid by
                 Issuance of Common Stock         467,202        150,000         51,000
               Officers' Salaries Related
                 to Common Stock Issued           949,023             0         540,000
               Operating Expenses Paid
                 by Officer                       110,699         11,694         74,148
               Loan Fees Related to
                 Common Stock Issued              810,000             0              0
               Write-Down of Screenplays           49,860             0              0
               Loss on Fixed Asset Disposal         1,253             0              0
               Research and Development            88,000             0              0
               Interest Expense                   349,745             0              0
               Forgiveness of Interest             (8,901)            0              0
               Maritime Loss                    3,462,825             0              0
               Forgiveness of Debt               (123,994)            0              0
          (Increase) Decrease in:
               Inventory                           (5,325)            0          (5,325)
               Prepaid Expenses                   (26,000)        (6,747)            0
               Notes Receivable                    (3,000)            0              0
               Interest Receivable                (25,000)            0          (8,333)
          Increase (Decrease) in:
               Accounts Payable and Accrued
                 Expenses                         332,602         83,583         64,827
               Income Tax Payable                      0              0             800
               Preferred Stock Subscription        10,000             0              0
               Estimated Future Cost of
                 Discontinued Operations            3,125             0              0
               Accounts Payable -
                 Vintage Group, Inc.               45,574             0              0
                                                ----------     ---------      ---------
                    Net Cash (Used) by Operating
                      Activities               (4,997,465)      (180,942)       (31,503)
                                                ----------     ---------      ---------

Cash Flows From Investing Activities:
     Loans Made                                  (340,757)            0              0
     Investments in Marketable Equity Securities (238,550)            0              0
     Proceeds from Sale of Securities             440,743        107,451             0
     Sale of Common Stock                          13,550             0              0
     Investment in Screenplays                    (40,000)            0              0
     Purchase of Furniture and Equipment          (19,412)            0              0
     Advances to Officers                         (91,627)            0         (12,606)
     Investment in Production                      (1,925)            0         (22,353)
     Repayment of Notes Receivable                  6,000             0              0
                                                ----------     ---------      ---------
                    Net Cash (Used) by Investing
                      Activities                 (271,978)       107,451        (34,959)
                                                ----------     ---------      ---------

Cash Flows From Financing Activities:
     Proceeds from Issuance of Common Stock     4,860,326         74,623         65,399
     Proceeds from Issuance of Convertible
       Preferred Stock                            135,003             0              0
     Increase in Paid-In Capital                   99,866             0              0
     Proceeds from Issuance of Convertible
       Notes Payable                               59,025             0              0
     Advances from Officer                        160,735          2,000          2,087
     Repayments of Advances from Officer          (42,184)          (482)            0
                                                ----------     ---------      ---------
                    Net Cash Provided By Financing
                      Activities                5,272,771         76,141         67,486
                                                ----------     ---------      ---------

Net Increase (Decrease) in Cash                     3,328          2,650          1,024
Cash at Beginning of Period                             4            682         18,936
                                                ----------     ---------      ---------
Cash at End of Period                        $      3,332   $      3,332   $     19,960

                         Tridon Enterprises Incorporated
                       (A Company in the Development Stage)
                                    UNAUDITED
                    Notes to Consolidated Financial Statements


In the opinion of management, the accompanying unaudited financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 1999, the results of its operations for the three month periods ended January 31, 1999, and its cash flows for the three month periods ended January 31,1999. Operating results for the three month period ended January 31, 1999, are not necessarily indicative of the results that may be expected for the year ended April 30, 1999.


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

On October 10, 1989, Paul Ebeling was elected by the Board of Directors; President, Chief Executive Officer & Chairman of the Board of the Corporation. Kevin Welch was elected Secretary/Treasurer of the Corporation on February 23, 1996.

All of the assets of the Company have been presented at the lower of their cost or estimated realizable value.


          Common Shares and Earnings per Share

The computation of income per share is based on the weighted average number of shares outstanding during each fiscal period. To calculate earnings per share, a base of 62,794,734 shares was used for January 31, 1999 and a base of 42,275,734 was used for April 30, 1998.


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

The directors of the Company on September 21, 1998 authorized the conversion of $10,845.00 of Paul Ebeling's outstanding loan to restricted (Rule 144) common stock at par according to the terms of the loan agreement. At the same meeting the directors authorized the conversion of the entire outstanding loan of The Antebi Children's Insurance Trust of 1995, $3,464.00 at par according to the terms of the loan agreement.

On December 9, 1998 the directors of the Company voted to convert $51,375.00 of Mr. Paul Ebeling's outstanding $104,202.00 loan to the Company for 205,500 shares of North American Exploration Corporation at $.25/share. Mr. Ebeling elected to convert that portion of his loan and took possession of 205,500 shares representing all of the shares held by the Company in North American Exploration Corporation


3.   Income Taxes

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


4.   Notes Receivable

Madera International Negotiable Promissory Note declared in default on June 29, 1998 and collection proceeding have been initiated for $349,997.00, including principal, interest, late charges and interest on late charges.


5.   Furniture and Equipment

Furniture and equipment is recorded at purchase cost and depreciation is calculated over 5 years using the straight line method. For the quarter ended January 31, 1999 there were purchases of furniture and equipment by the Corporation.


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

Vertex has no base as used in normal hairpieces, but the hair appears to be growing directly from the scalp and there is no feeling of an object on one's head. Vertex has 100% adhesion and can remain on for approximately one month with no special maintenance, after which it is replaced by a new one. Through Vertex's unique locking system, human hair fibers are attached directly to transparent and breathable synthetic skin. The material is transparent. Substrate is also moisture vapor permeable, which means the moisture, gases and heat (including perspiration) can exit while a one-way screen prevents bacteria from entering. It also may reduce the effect of the sun's damaging ultraviolet rays. Using advancements in computer robotics, the Vertex(R) can be made consistently and less expensively than competitive products. With programmed information about a person's skin, natural hair, age and body chemistry, robotics manufacturing will allow an individual to obtain the Vertex(R) on short notice, from anywhere in the world.

Management believes that it can successfully develop the non surgical Vertex hair replacement system. The company began an 18 month comprehensive testing program in February 1997.

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

In the quarter ended July 31,1994 the Company expended $31,081 on research and development. These expenditures were used to complete the development of the process of attaching the Vertex(R) to the scalp and documentation. This work was done by Dr. Lancer. Total research and development costs are estimated to be approximately $60,000 and was for the most part completed in December 1996. An eighteen Month testing program began in February 1997 and has been completed successfully.

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


Subsequent Events

Company management has been exploring opportunities to act as a facilities based provider of voice and data long distance services between North America, Asia and other territories. Management elected to form Tridon Communications Corporation, a Nevada corporation, and signed a definitive agreement to become a resale common carrier under the Communications Act of 1934 as amended by the Telecommunications Act of 1996 which provides for certain specified international termination services to be provided to five prominent domestic carriers. The business will begin immediately. The agreement provides for a minimum of $150,000,000 in annual gross revenue to Tridon Communications. Concurrently with the formation of the subsidiary the Company applied to the FCC for the relevant license.

With regard to management's plan to reorganize, change it's name to SLC Corporation and acquire the assets of Satellite Link Communications, Inc., the Company has determined that it was in the best interest of its shareholders to allow the agreement to expire after a one week extension to Satellite Link Communications management to supply due diligence material not timely delivered. Tridon management is continuing talks with Satellite Link Communications management to acquire its assets but under more favorable terms to the Company. Further, several opportunities in the telecommunications industry are being explored by the Company that offer attractive profit ratios. Except for the historical information contained herein, certain matters discussed are forward looking statements as defined in Section 21E of the Securities Exchange Act of 1934, as amended.

On March 23, 1999 the Company obtained an injunction preventing the transfer and sale of Vanity A.V.V. (Aruba) Investment Bankers' 1,000,000 share certificate and is proceeding to cancel the certificate and return the shares to the Company treasury.


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

On January 20, 1994, the stockholders of the Company in a special meeting approved a $1,000,000 offering of 7% cumulative convertible preferred stock. On June 7, 1994, the Company issued a private placement memorandum for the offering. To January 31, 1996, the Company has received $140,000 for the sale of preferred stock and an additional $48,000 of notes payable have been converted into preferred stock. Paul Ebeling, Company CEO, has converted $150,000 of his loan to the company to 15,000 shares of convertible preferred stock at $10.00 per share, the offering price.

On February 22, 1996, the stockholders of the Company approved an amendment to the Company's Articles of Incorporation: that the officers and directors of the Company liability be limited to the full extent as provided for in Colorado Corporations Code, Section 7, Article 9, as amended. The stockholders voted to amend the Articles of Incorporation to change the name of the Corporation to Tridon Enterprises Incorporated and to split the shares of the company one for ten. The stockholders voted to form a wholly-owned subsidiary for the continuing development of Vertex(R). Vertex Corporation, a Nevada corporation, was incorporated on February 25, 1997 as a subsidiary. On March 9, 1999 the Company incorporated Tridon Communications Corporation, a Nevada corporation, as a subsidiary.


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


                                   TRIDON ENTERPRISES INCORPORATED
                                   Registrant



Date: March 24, 1999               /s/ Paul Ebeling
                                   Paul Ebeling, CEO and Director