Form 10-K
period 1999-04-30
TRIDON ENTERPRISES INC
filed 2000-01-21
CIK 763245

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
                            FORM 10-K

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the year Ended April 30, 1999

                                OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) FOR
       THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the Transition Period From ____________________ to _________________.

                 Commission File Number: 0-13628

                 TRIDON ENTERPRISES INCORPORATED
      (Exact name of registrant as specified in its charter)

Colorado                                               13-3183646
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)             identification number)

11601 Wilshire Blvd, Suite 2040, Los Angeles, CA            90025
(Address of principal executive offices)               (Zip code)

       Registrant's telephone number, including area code:
                          (310) 726-3559

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             Common Shares, par value $.001 per share

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]  No  [ ].

At April 30, 1999, there were 66,094,734 shares outstanding of the Registrant's common stock, $.001 par value.

                        TABLE OF CONTENTS


Item                                                   Page

Item 1.    Business

Item 2.    Properties

Item 3.    Legal Proceedings


Item 4.    Submission of Matters to a Vote of Security
           Holders

Item 5.    Market for the Registrant's Common Stock and
           Related Securities Matters

Item 6.    Selected Financial Data

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Item 8.    Financial Statements (sub pages 1-  )

Item 9.    Disagreements on Accounting and Financial
           Disclosure

Item 10.   Directors and Officers of the Registrant

Item 11.   Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13.   Certain Relationships and Related Transactions

Item 14.   Exhibits, Financial Statement, Schedules, and
           Reports on Form 8K


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

Toward this end, the Board Of Directors on February 10, 1992, authorized the issuance of convertible promissory notes. The proceeds of the notes were used to develop suitable reliable marketable product and for operating capital to fund development and various corporate expenses. The interest is 6% per annum to be paid only if called by the Company or redeemed by the holder three years subsequent to issue. Accrued interest on any portion of the loan converted to anew issue of preferred stock shall be forfeited at the time of conversion.

The principle of the notes is convertible into preferred stock at the rate of one share of preferred for each $1.00 note purchased.
Notes totaling $48,000 in principle have been issued as of April
30, 1994.

The Company announced on September 21, 1993, the appointment of Harold A. Lancer, M.D. as Medical Director of its Vertex Hair System. Dr Lancer is a Fellow of the American Academy of Dermatology. A native of Montreal, Quebec, Canada, he was educated at Brandeis University, the University of California at San Diego Medical School, Harvard University Medical School, Tel Hashomen Hospital, Israel and St. Johns Hospital for Diseases of the Skin, London, England. Dr. Lancer has international experience in the specialties of dermatology and cosmetic surgery. Dr. Lancer authored and presented a paper on the Vertex Hair System to the Pacific Dermatology Society in Monterey, California on September 10, 1993. Dr. Lancer is a member of the medical and scientific team developing Vertex(R) products.

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

Prototypes were completed in the summer of 1994. Initial clinical tests were completed and the professional paper written by Dr. Lancer later in the year. Development is continuing. In February 1997 the Company began an 18-month testing project in preparation for a market roll out of Vertex Hair for Men. On February 25, 1997 the company incorporated Vertex Corporation, a Nevada corporation, as a wholly-owned subsidiary.

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

In February 1997 the Company began a 18 month testing project in preparation for a market roll out of Vertex Hair for Men. On
February 25, 1997 the company incorporated Vertex Corporation, a
Nevada corporation, as a wholly owned subsidiary.

In September 1997 management recognized the need for a separate hair enhancement prosthesis for women and began development of the products and a marketing plan around the direct response method. During the year the product was designed, prototyped and tested samples. Manufacturing arrangements are being negotiated with suppliers in Asia. A trademark was applied for Hollywood Hair and it's various products. A thirty-minute infomercial show was produced. Test marketing is being planned in selected markets in the 4th quarter of 1998 for a Spring 1999 roll-out.

From June 1998 through January 31, 1999, the Company engaged in discussions with various telecommunications firms in efforts to reorganize itself as a provider of long distance telecommunications voice and data services. The change in the focus of business development was believed by management to be the best strategy to enhance shareholder value. To that end, the Company incorporated a new wholly owned subsidiary known as Tridon Communications Corporation and announced the spin-off of Vertex Corporation, another wholly owned subsidiary, to its shareholders. The spin-off will only occur if the Company is able to transact a merger or consolidation with another entity that can further the interests of the Company and its shareholders.

On April 21, 1999, Mr. Paul Ebeling, the Chief Executive Officer and Chairman of the Board of Directors of the Company tendered his resignation from all positions with the Company. The resignations were accepted by the remaining Board of Directors when tendered and the resignations became effective immediately. Kevin Welch was nominated as interim Chief Executive Officer and Chairman of the Board pending the election of directors at the next annual meeting of shareholders. The resignation of Mr. Ebeling stems from personal matters involving Mr. Ebeling that are unrelated to the Company. However, in light of the nature of the personal issues confronting Mr. Ebeling, the remaining Board of Directors believed it to be in the best interests of the Company that Mr. Ebeling forthwith resign. As of April 21, 1999, Mr. Ebeling will have no further involvement with the Company.


ITEM 2.  PROPERTIES

On August 15, 1993, the registrant leased office space from Palm Plaza Associates, for space located 136 South Palm Drive, Beverly Hills, California for $1600 per month. The aforementioned lease expired on August 14, 1994 and continued on a month to month basis at the rate of $1,550 per month through April 30, 1996.
The Company now rents office space from Paul Ebeling at the same location for $600.00 per month on a month-to-month basis. On April 21, 1999, new management collected the files and records from the office of the Company. The Company has since moved its official address to 11601 Wilshire Blvd., suite 2040, Los Angeles, California, at the offices of its accounting firm London & Co.


ITEM 3.  LEGAL PROCEEDINGS

The following sets forth legal proceedings involving the Company:

Coldwater Capital, LLC v Tridon Enterprises, Inc.

     The Company was recently served with a complaint filed by Coldwater Capital, LLC ("CCL") in the Superior Court for the State of California, bearing case number SC057089, in which the CCL is seeking both compensatory and punitive damages in excess of ten million dollars ($10,000,000.00). The complaint alleges that the Company offered to sell two million (2,000,000) shares of its common stock to CCL in exchange for consideration of ten thousand dollars ($10,000.00). The Company believes that the complaint filed by CCL is without merit and the Company is prepared to defend the action. At this point, the Company has filed an answer to the Complaint and the case is proceeding forward. The Company, will attempt to negotiate a settlement with the plaintiff, if a settlement is possible.


Lucas Plaza Associates v Tridon Enterprises, Inc.

     In 1989, the Company was sued by Lucas Plaza Associates ("LPA") in the Circuit Court for the State of Missouri, bearing case number 902-2217. LPA has alleged that the Company is in breach of contract for lease obligations on property located in St. Louis, Missouri. While the case lay dormant for many years, LPA has recently begun the prosecution of the case and the Company is defending the action. The complaint filed by LPA is seeking both compensatory and punitive damages of one hundred ninety six thousand six hundred dollars ($196,600). The Company was informed that LPA obtained a judgment against the Company in the amount of $196,600 by way of a motion for summary judgment filed by LPA. The Company, in order to conserve resources, will attempt to negotiate a settlement with the plaintiff, if a settlement is possible.


J. Kujawa v Tridon Enterprises, Inc.

     In 1989, the Company was sued by James Kujawa ("JK") in the Circuit Court for the State of Missouri, bearing case number 902-02138. JK has alleged that the Company is indebted to JK for performance of labor and materials supplied for buildout of leased property space located in St. Louis, Missouri. While the case lay dormant for many years, JK has recently begun the prosecution of the case and the Company is defending the action. The complaint filed by JK is seeking both compensatory and punitive damages of one hundred sixty two thousand nine hundred twenty-two dollars ($162,922). The Company was informed that JK obtained a judgment against the Company in the amount of $162,922 by way of a motion for summary judgment filed by JK. The Company, in order to conserve resources, will attempt to negotiate a settlement with the plaintiff, if a settlement is possible.


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

Subsequent to the year end the Company entered into a "Plan of Reorganization" with Satellite Link Communications Corporation
(SLC). The agreement calls for the Company to do a reverse stock split and exchange its stock for the stock of SLC. SLC will become a subsidiary of Tridon Enterprises. The Company has prepared a proxy statement and will file for approval with the Securities and Exchange Commission. As of the date of this report the agreement has not been finalized.


                             PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER  MATTERS

The Registrant's common stock is traded in the over-the counter market. The symbol for this stock is TEIM. The stock had a high bid of $.74 and a low bid of $.015 per share during the past fiscal year. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

The Registrant has not in the past, nor does it currently intend to pay cash dividends on its common stock.


ITEM 6.   SELECTED FINANCIAL DATA


Balance Sheet Data:
                 April 30,    April 30,    April 30,    April 30,    April 30,
                 1995         1996         1997         1998         1999

Total Assets       36,647      59,641      256,672      184,399      815,057

Working
Capital
(deficit)        (121,963)     55,277       18,936          682        1,031

Long-term
obligations     3,874,927           0            0            0            0

Stockholder's
equity
(deficit)      (4,090,090)    (85,326)     174,961        1,257      300,749

Cash
dividends per
common share        00.00       00.00        00.00        00.00        00.00


Tangible Book
Value per share     00.001      00.001       00.001       00.001       00.001


Statement of Operations Data:

                  Year end     Year end   Year end     Year end     Year end
                  April 30,    April 30,  April 30,    April 30,    April 30,
                  1995         1996       1997         1998         1999

Revenues          00.00        00.00      00.00        00.00        00.00

Income
(loss)           (625,399)    3,666,424  (2,072,867)  (1,857,604)  (2,990,515)

Income (loss)/
share             (0.02)        0.42      (0.08)       (0.05)       (0.05)


ITEM 7.   MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company discontinued its operations in August of 1986 because
of significant operation losses.   The Company is developing its
Vertex hair replacement prosthesis for introduction to the market. It identified the market and believes its products are viable for that market. The Company management believes that with the appointment of Dr. Harold Lancer as Medical Director and with the establishment of a working relationship with California Cybernetics Corporation, that the Vertex(R) development project will be successful.

Up until April 30, 1994, the Company issued $48,000 in principle of convertible notes payable. The Company's management estimates that it will require approximately $500,000 to develop Vertex(R).


Liquidity and Capital Resources

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

The Company's auditors has expressed uncertainty to continue as a going concern. The Company and its subsidiaries, have suffered substantial losses since inception. In order to continue as a going concern, the Company is dependent upon management's ability to raise capital from various sources, including loans from shareholders, advances from officers and the development of an ongoing source of revenue.


ITEM 8.   FINANCIAL STATEMENTS



         TRIDON ENTERPRISES INCORPORATED AND SUBSIDIARIES

               (COMPANIES IN THE DEVELOPMENT STAGE)

                       FINANCIAL STATEMENTS

                     APRIL 30, 1999 AND 1998

                        Table of Contents



                                                            Page


Independent Auditors' Report                                1

Prior Independent Auditors' Report                          2

Balance Sheets                                              3-4

Statements of Operations                                    5-6

Statements of Changes in Stockholders' Equity (Deficit)     7-10

Statements of Cash Flows                                    11-13

Notes to Financial Statements                               14-22

                   INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Tridon Enterprises Incorporated

We have audited the accompanying consolidated balance sheets of Tridon Enterprises Incorporated and subsidiaries (companies in the development stage) as of April 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended April 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Vertex Corporation, a wholly owned subsidiary, for the year ended April 30, 1998, which statements reflect total assets of $121 as of April 30, 1998, and total revenues of $0. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Vertex Corporation for the year ended April 30, 1998, is based solely on the report of the other auditors. We did not audit the Tridon Enterprises Incorporated statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from the inception of the development stage to April 30, 1994. Those financial statements were audited by another auditor, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts from the inception of the development stage to April 30, 1994, is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Tridon Enterprises Incorporated and subsidiaries (companies in the development stage) as of April 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended April 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in Note 10 to the financial statements, there is substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

As discussed in Note 1 to the financial statements, the amounts for April 30, 1999 and 1998 include Tridon Enterprises
Incorporated and its wholly owned subsidiary, Vertex Corporation.
The amounts shown for April 30, 1997 are for Tridon Enterprises
Incorporated only.


CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.


November 11, 1999

         TRIDON ENTERPRISES INCORPORATED AND SUBSIDIARIES
               (COMPANIES IN THE DEVELOPMENT STAGE)
                          BALANCE SHEETS


                             ASSETS


                                             (Consolidated) (Consolidated)
                                             April 30,1999  April 30,1998

CURRENT ASSETS
     Cash                                    $    1,031     $      682
     Advances to officers (Note 3)                    0         30,000
     Note receivable and interest
       receivable (Note 5),                     275,000        275,000
       less allowances for uncollectible
       amounts                                 (275,000)      (275,000)
     Inventory (Note 1)                           7,506          5,325
     Prepaid advertising costs (Note 1)          36,000         29,253
     Prepaid consulting fees (Note 13)          752,250              0
     Prepaid expense (Note 1)                     2,310              0
                                             ----------     ----------
          Total Current Assets                  799,097         65,260
                                             ----------     ----------

PROPERTY AND EQUIPMENT, AT COST
  (Notes 1 and 2)                                25,462         17,993
     Accumulated depreciation                    (9,502)        (6,305)
                                             ----------     ----------
          Net Property and Equipment             15,960         11,688
                                             ----------     ----------

OTHER ASSETS

     Marketable equity securities (Note 4)            0        107,451
                                             ----------     ----------

          Total Other Assets                          0        107,451
                                             ----------     ----------

          Total Assets                       $  815,057     $  184,399
                                             ==========     ==========


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable and accrued
       expenses (Note 11)                    $  342,794     $  129,297
     Advances from officers (Note 3)            130,578         48,845
     Advances from shareholder (Note 3)           1,536          5,000
     Advances to Vertex Marketing (Note 3)       39,400              0
                                             ----------     ----------
          Total Current Liabilities             514,308        183,142
                                             ----------     ----------
COMMITMENTS AND CONTINGENCIES (Note 11)               0              0
                                             ----------     ----------
          Total Liabilities                  $  514,308     $  183,142
                                             ----------     ----------

STOCKHOLDERS' EQUITY (Page 10)
     Common stock, $.001 par value,
       100,000,000 shares authorized,
       67,994,734 and 42,275,734 shares
       issued and outstanding, respectively  $   67,995     $   42,276
     Preferred stock, 7% cumulative
       convertible, par value $.001,
       20,000,000 shares authorized,
       83,300 shares issued and
       outstanding (Note 8)                          83             83
     Additional paid-in capital              12,030,854      9,270,566

     Common stock subscribed (Note 12)                0       (225,000)
     Common stock subscribed - unearned
       compensation (Note 12)                         0       (279,000)

     Deficit accumulated during
       development stage                    (11,798,183)    (8,807,668)
                                             ----------     ----------

          Total Stockholders' Equity            300,749          1,257
                                             ----------     ----------

          Total Liabilities and
          Stockholders' Equity               $  815,057     $  184,399
                                             ==========     ==========


See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                           TRIDON ENTERPRISES INCORPORATED AND SUBSIDIARIES
                                 (COMPANIES IN THE DEVELOPMENT STAGE)
                                       STATEMENTS OF OPERATIONS


                                                  (Consolidated) (Consolidated)
                                                  Twelve         Twelve         Twelve
                                   Inception      Months         Months         Months
                                   To             Ended          Ended          Ended
                                   April 30,      April 30,      April 30,      April 30,
                                   1999           1999           1998           1997
                                   ------------   ------------   ------------   -----------

REVENUE
    Net sales                      $   151,729    $         0    $         0    $         0
    Cost of sales                      182,581              0              0              0
                                   ------------   ------------   ------------   -----------
          Gross (Loss)                 (30,852)             0              0              0
                                   ------------   ------------   ------------   -----------

OPERATING EXPENSES
    General and administrative       5,757,482      1,644,267        841,314        375,065
    Research and development           132,697              0              0          3,117
    Computer software development
      costs                            630,066              0              0              0
    Interest                           869,166              0              0              0
                                   ------------   ------------   ------------   -----------
          Total Operating Expenses   7,389,411      1,644,267        841,314        378,182
                                   ------------   ------------   ------------   -----------
          Net (Loss)
          from Operations           (7,420,263)    (1,644,267)      (841,314)      (378,182)
                                   ------------   ------------   ------------   -----------

OTHER INCOME (EXPENSES)
    Loan fees related to
      common stock issued (Note 1)  (1,049,016)      (239,016)             0       (810,000)
    Officer's salary related to
      common stock issued (Note 1)  (1,157,328)      (748,305)             0       (409,023)
    Interest                            94,099              0          8,333         16,695
    Casualty loss - boat            (3,000,000)             0              0              0
    Gain on settlement                 411,495              0              0              0
    Forgiveness of interest              8,901              0              0              0
    Forgiveness of debt                123,994              0              0              0
    Realized gain (loss) on
      disposition of marketable
      securities (Note 4)                2,720         51,375          3,677        (47,585)
    Loss on permanent impairment of
      securities (Note 4)           (1,120,050)             0     (1,027,500)       (92,550)
    Miscellaneous                        4,396            976              0              0
    Bad debt expense                  (351,422)             0              0       (351,422)
    Litigation settlement (Note 11)   (410,478)      (410,478)             -              -
                                   ------------   ------------   ------------   -----------
          Total Other Income (Loss) (6,442,689)    (1,345,448)    (1,015,490)    (1,693,885)

          (Loss) from Continuing
          Operations Before Income
          Tax (Provision) Benefit  (13,862,952)    (2,989,715)    (1,856,804)    (2,072,067)

    (Provision) Benefit for
    Income Taxes (Note 6)
       Current                     $    81,805    $      (800)   $      (800)   $      (800)
       Deferred                              -              -              -              -
                                   ------------   ------------   ------------   -----------

          (Loss) from Continuing
          Operations               (13,781,147)    (2,990,515)    (1,857,604)    (2,072,867)


    Gain on Disposal of Segment      3,836,964              0              0              0
    Loss on Discontinued Operations (1,854,000)             0              0              0

          Net Income (Loss)       $(11,798,183)   $(2,990,515)   $(1,857,604)   $(2,072,867)
                                   ============   ============   ============   ===========

EARNINGS (LOSS) PER SHARE                         $      (.05)   $      (.05)   $      (.08)
                                                  ============   ============   ===========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING DURING
THE PERIOD (Note 1)                                54,796,395     35,115,734     25,941,648
                                                  ============   ============   ===========


See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                            TRIDON ENTERPRISES INCORPORATED AND SUBSIDIARIES
                                  (COMPANIES IN THE DEVELOPMENT STAGE)
                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                               FOR THE YEARS ENDED APRIL 30, 1988 TO 1999


                  Common                      Preferred              (Deficit)                 Total
         ---------------------------   --------------------------    During the   Common   Stockholders'
                    Par     Paid in               Par     Paid in    Development  Stock        Equity
         Shares    Value    Capital    Shares    Value    Capital    Stage        Subscribed  (Deficit)
         --------  -------  --------   --------  -------  -------    -----------  --------- -----------


Balance at
inception          $        $                                        $         0            $

Common stock
issued  1,727,043   1,727    4,168,828                                                        4,168,555

Net losses from
inception to
April 30, 1988
                0       0            0                                (4,267,549)            (4,267,549)
         --------  -------  ---------- --------  -------  -------    -----------  --------- -----------

Balances at
April 30, 1988
        1,727,043   1,727    4,168,828                                (4,267,549)               (98,994)

Net income
for the year
April 30, 1989
                0       0            0                                         0                      0
         --------  -------  ---------- --------  -------  -------    -----------  --------- -----------

Balances at
April 30, 1989
        1,727,043   1,727    4,168,828                                (4,267,549)               (98,994)
         --------  -------  ---------- --------  -------  -------    -----------  --------- -----------

Merger on
October 10, 1989
with Tridon
Development
Corporation
        1,800,000   1,800       (4,964)                                        0                 (3,164)

Net income
for the year
April 30, 1990
                0       0            0                                   127,339                127,339
         --------  -------  ---------- --------  -------  -------    -----------  --------- -----------

Balances at
April 30, 1990
        3,527,043   3,527    4,161,864                                (4,140,210)                25,181

Net loss
for the
year
April 30, 1991
                0       0            0                                      (181)                  (181)
         --------  -------  ---------- --------  -------  -------    -----------  --------- -----------

Balances at
April 30, 1991
        3,527,043   3,527    4,161,864                                (4,140,391)                25,000

Net loss
for the year
April 30, 1992
                0       0            0                                   (14,546)               (14,546)

Balances at
April 30, 1992
        3,527,043   3,527    4,161,864                                (4,154,937)                10,454

Net loss
for the year
April 30, 1993
                0       0   $        0                               $(3,180,791)           $(3,180,791)
         --------  -------  ---------- --------  -------  -------    -----------  --------- -----------

Balances at
April 30, 1993
        3,527,043   3,527    4,161,864                                (7,335,728)            (3,170,337)


Acquisition
of Polaris
Pictures
Corporation
on June 6, 1993
          200,000     200   $   39,800                                                           40,000

Stock
bonuses   330,000     330       65,670                                                           66,000

Net loss
for the year
April 30, 1994
                0       0            0                                  (582,494)              (582,494)
         --------  -------  ---------- --------  -------  -------    -----------  --------- -----------

Balances at
April 30, 1994 -
consolidated
        4,057,043   4,057    4,267,334                                (7,918,222)            (3,646,831)

Common stock
issued    160,000     160      242,840                                                          243,000

Preferred stock
issued                                   33,000       33  163,288                               163,321

Common stock
subscribed (Note 12)                                                               (225,000)   (225,000)

Net loss
for the year
April 30, 1995
                0       0            0                                  (625,399)              (625,399)
         --------  -------  ---------- --------  -------  -------    -----------  --------- -----------

Balances at
April 30, 1995 -
consolidated
        4,217,043   4,217    4,510,174   33,000       33  163,288     (8,543,621)  (225,000) (4,090,909)

Common stock
issued  5,782,991   5,783      122,876                                                          128,659

Preferred stock
issued                                   50,300       50  210,450                               210,500

Net income
for the year
April 30, 1996
                0       0            0                                 3,666,424              3,666,424
         --------  -------  ---------- --------  -------  -------    -----------  --------- -----------

Balances at
April 30, 1996
       10,000,034  10,000   $4,633,050   83,300       83  373,738    $ 4,877,197   (225,000) $   85,326

Common stock
issued  4,641,333   4,641      438,809                                                          443,450

Common stock
issued in
exchange for
Madera
International,
Inc. stock
        2,000,000   2,000      375,200                                                          377,200

Common stock
issued in
exchange for
services
rendered
        1,436,667   1,437      156,597                                                          158,034

Common stock
issued in
exchange for
services
rendered
(Note 1)
        9,000,000   9,000      891,000                                                          900,000

Common stock
issued for
increase in
advances to
officers
(Note 1)
        4,547,700   4,548      449,922                                                          454,470

Net loss
for the year
April 30, 1997
                0       0            0                                (2,072,867)            (2,072,867)
         --------  -------  ---------- --------  -------  -------    -----------  --------- -----------

Balances at
April 30, 1997
       31,625,734  31,626    6,944,578  833,000       83  373,738     (6,950,064)  (225,000)    174,961


Common stock
issued    983,333     983       64,250                                                           65,233

Common stock
issued in
exchange for
services
rendered
        6,566,667   6,567      584,600                                                          591,167

Common stock
issued in
exchange for
future
compensation
(Note 12)
        3,100,000   3,100      275,900                                             (279,000)          0

Paid in capital -
non-reciprocal
transfer (Note 4)            1,027,500                                                        1,027,500

Consolidated net
(loss) for the year
April 30, 1998
                0  $    0   $        0           $        $          $(1,857,604)           $(1,857,604)
         --------  -------  ---------- --------  -------  -------    -----------  --------- -----------

Consolidated
balances at
April 30, 1998
       42,275,734  42,276    8,896,828   83,300       83  373,738     (8,807,668)  (504,000)      1,257

Common stock
issued  5,210,000   5,210       79,412                                                           84,622

Cancellation of
common stock
(Note 12)
       (3,100,000) (3,100)    (275,900)                                             279,000

Common stock
issued in
exchange for
services
rendered
        5,100,000   5,100    1,649,400                                                        1,654,500

Prior common
stock subscribed
reclassified
(Note 12)       0       0            0                                              225,000     225,000

Common stock
issued in
exchange for
debt reduction
and officer's
salary
(Note 1)
       15,509,000  15,509    1,113,776                                                        1,129,285

Common stock
issued in
settlement of
lawsuit
(Note 11)
        3,000,000   3,000      193,600                                                          196,600

Consolidated net
(loss) for the year
April 30, 1999
                0       0            0                                (2,990,515)            (2,990,515)
         --------  -------  ---------- --------  -------  -------    -----------  --------- -----------

Consolidated
balances at
April 30, 1999
       67,994,734  $67,995 $11,657,116   83,300  $    83  $373,738  $(11,798,183)         0 $   300,749
         ========  =======  ========== ========  =======  =======    ===========  ========= ===========

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                            TRIDON ENTERPRISES INCORPORATED AND SUBSIDIARIES
                                  (COMPANIES IN THE DEVELOPMENT STAGE)
                                        STATEMENTS OF CASH FLOWS



                                                       (Consolidated) (Consolidated)
                                                       Twelve         Twelve         Twelve
                                        Inception      Months         Months         Months
                                        To             Ended          Ended          Ended
                                        April 30,      April 30,      April 30,      April 30,
                                        1999           1999           1998           1997
                                        ------------   ------------   ------------   -----------


CASH FLOWS PROVIDED (USED) BY
OPERATING ACTIVITIES:
    Net income                          $(11,798,183)  $ (2,990,515)  $ (1,857,604)  $(2,072,867)
    Adjustments to reconcile
    net (loss) to net cash
    used by operations:
      (Loss) on disposal of segment       (3,836,964)             0              0             0
      Loss on permanent impairment
         of marketable securities (Note 4) 1,120,050              0      1,027,500        92,550
      (Gain) loss on sale of
         marketable securities                (7,467)       (51,375)        (3,677)       47,585
      Write down of investment                25,000              0              0             0
      Depreciation                             9,668          3,198          1,459         1,634
      Increase in allowance for
         uncollectible amounts               370,638              0          8,333       351,422
      Professional fees                       12,885              0              0             0
      Outside services paid by issuance of
         common stock                      1,219,452        902,250         51,167       248,034
      Reclassification of common stock
         subscribed (Note 12)                225,000        225,000              0             0
      Officer's salary related to common
         stock issued (Note 1)             1,697,328        748,305        540,000       409,023
      Operating expenses paid by officer     110,699         11,694         99,005             0
      Loan fees related to common stock
         issued (Note 1)                   1,049,016        239,016              0       810,000
      Write-down of screenplays               49,800              0              0             0
      Loss of fixed asset disposal             1,253              0              0             0
      Research and development                88,000              0              0             0
      Interest expense                       349,745              0              0             0
      Forgiveness of interest                 (8,901)             0              0             0
      Maritime loss                        3,462,825              0              0             0
      Forgiveness of debt                   (123,994)             0              0             0
      Stock issued in litigation
         settlement (Note 11)                410,478        410,478              0             0
    (Increase) decrease in:
      Inventory                               (7,506)        (2,181)        (5,325)            0
      Prepaid expenses                       (28,310)        (9,057)       (19,253)            0
      Notes receivable                        (3,000)             0              0             0
      Interest receivable                    (25,000)             0         (8,333)      (16,667)
    Increase (decrease) in:
      Accounts payable and accrued expenses  376,354        127,275         94,500       (49,902)
      Preferred stock subscription            10,000              0              0             0
      Estimated future cost of discounted
         operations                            3,125              0              0             0
      Accounts payable-Vintage Group Inc.     45,574              0              0             0
                                        ------------   ------------   ------------   -----------

             Net Cash Flows (Used) by
             Operating Activities         (5,202,435)      (385,912)       (72,228)     (179,188)
                                        ------------   ------------   ------------   -----------


CASH FLOWS PROVIDED (USED) BY
INVESTING ACTIVITIES:
    Loans made                          $   (340,757)  $          0   $          0   $  (340,757)
    Investment in marketable equity
      securities                            (238,550)             0              0      (200,000)
    Proceeds from sale of
      securities (Note 4)                    440,743        107,451          3,677       329,615
    Sale of common stock                      13,550              0              0             0
    Investment in screenplays                (40,000)             0              0             0
    Purchase of property and equipment       (26,881)        (7,469)       (10,417)            0
    Advances to officers                     (91,627)             0        (10,519)      (76,108)
    Investment in production                  (1,925)             0              0             0
    Repayments of notes receivable             6,000              0          6,000             0
                                        ------------   ------------   ------------   -----------

               Net Cash Provided (Used) by
                Investing Activities        (279,447)        99,982        (11,259)     (287,250)
                                        ------------   ------------   ------------   -----------

CASH FLOWS PROVIDED (USED) BY
FINANCING ACTIVITIES:
    Proceeds from issuance of
      common stock                         4,870,325         84,622         65,233       443,450
    Proceeds from issuance of
      convertible preferred stock            135,003              0              0             0
    Increase in paid-in capital               99,866              0              0             0
    Proceeds from issuance of
      convertible notes payable               59,025              0              0             0
    Advances from officer                    324,075        165,340              0             0
    Repayments of advances from officer      (44,785)        (3,083)             0       (13,353)
    Advances from Vertex Marketing            39,400         39,400              0             0
                                        ------------   ------------   ------------   -----------

               Net Cash Provided by
                Financing Activities       5,482,909        286,279         65,233       430,097
                                        ------------   ------------   ------------   -----------

NET INCREASE (DECREASE) IN CASH                1,027            349        (18,254)      (36,341)
CASH AT BEGINNING OF PERIOD                        4            682         18,936        55,277
                                        ------------   ------------   ------------   -----------
CASH AT END OF PERIOD                   $      1,031   $      1,031   $        682   $    18,936
                                        ------------   ------------   ------------   -----------

NON CASH INVESTING AND
FINANCING TRANSACTIONS:
     Common stock issued for
       advance to officers (Note 1)     $     45,447   $          0   $          0   $    45,447
                                        ============   ============   ============   ===========
     Common stock issued in exchange for
       Madera International, Inc. stock $    377,200   $          0   $          0   $   377,200
                                        ============   ============   ============   ===========
     Increase in additional paid in
       capital - non-reciprocal
       transfer (Note 4)                $  1,027,500   $          0   $  1,027,500   $         0
                                        ============   ============   ============   ===========
     Payments by officer on behalf
       of Company reducing accounts
       payable                          $     41,914   $          0   $     41,914   $         0
                                        ============   ============   ============   ===========
     Payments by officer on behalf
       of Company increasing prepaid
       expense                          $     10,000   $          0   $     10,000   $         0
                                        ============   ============   ============   ===========
     Issuance of common stock for
       future services (Note 13)        $  1,031,250   $    752,250   $    279,000   $         0
                                        ============   ============   ============   ===========
     Cancellation of common
       stock subscribed                 $    279,000   $    279,000   $          0   $         0
                                        ============   ============   ============   ===========
     Issuance of common stock in
       exchange for debt conversion     $    141,964   $    141,964   $          0   $         0
                                        ============   ============   ============   ===========

CASH PAID FOR:
     Income taxes                       $      5,600   $        800   $          0   $       800
                                        ============   ============   ============   ===========
     Interest                           $          0   $          0   $          0   $         0
                                        ============   ============   ============   ===========


See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

         TRIDON ENTERPRISES INCORPORATED AND SUBSIDIARIES
               (COMPANIES IN THE DEVELOPMENT STAGE)
                  NOTES TO FINANCIAL STATEMENTS



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

On April 29, 1995, the Company irrevocably transferred in trust all shares of the stock of Polaris Pictures Corporation to a trust (see Note 10).

On March 15, 1996, the Company changed its name from Tridon
Corporation to Tridon Enterprises Incorporated.

Vertex Corporation (a wholly-owned subsidiary) was incorporated under the laws of the state of Nevada on February 25, 1997 with an authorized capital of 25,000 shares of no par value common stock. The Company is engaged in the research, development, manufacture, and the sale and licensing for sale of non-surgical hair replacement products and any and all products related to such business, establishing international hair replacement enterprises; and providing customers and/or licensees with all services and support available with regard to the management of said hair replacement enterprises.

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

Tridon Communications Corporation (a wholly-owned subsidiary) was incorporated under the laws of the State of Nevada on March 9, 1999. As of the date of this report the subsidiary has not authorized or issued any shares of common or preferred stock.
The only transaction that took place prior to year end was a payment of $2,310 made by the parent company on behalf of Tridon Communication to the Federal Communication Commission for a license to operate as a reseller of telecommunication services. This amount is included in prepaid expenses.

Basis of Consolidation and Combination

For the year ended April 30, 1994, and all prior periods, the statements of loss, changes in shareholders' equity, and cash flows of Tridon Corporation and Polaris Pictures Corporation are consolidated. All significant intercompany transactions have been eliminated from the financial statements. See Note 10 for disposition of wholly-owned subsidiary. The consolidated financial statements for April 30, 1999 and 1998 include the accounts of Tridon Enterprises Incorporated and its wholly-owned subsidiary, Vertex Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation (see Note 1 - Organization). The financial statements for April 30, 1997 are for Tridon Enterprises Incorporated only. Tridon Communications Corporation was inactive for the period of incorporation, March 9, 1999, to April 30, 1999.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Inventory

Inventory is valued at lower of cost (first-in, first-out) or market. Inventory consists of samples of finished products.

Basis of Presentation

The Companies have not generated significant revenues since inception. Consequently, the accompanying financial statements have been prepared using the accounting formats prescribed for development stage enterprises in accordance with Financial Accounting Standards Board Statement 7.

Cash and Cash Equivalents

The Companies consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Statements of Cash Flows

For the current year ended April 30, 1999, the Company entered into several non-monetary transactions as described below:

The Company issued 1,650,000 shares of common stock for future services to be performed for the Company valued at $752,250 (see
Note 14).

The Company issued 15,509,000 shares of common stock in exchange for $2,500 cash and conversion of outstanding debt and payables in the amount of $141,964.

Revaluation of Common Stock

Common stock issued should be valued at an estimated fair market value. A fair market value was determined based on what an independent outside party would be willing to pay for a share of the Company's common stock. For the year ended April 30,1997, the stock issued in exchange for consulting services and as an increase to advances to officers was valued based on an estimated fair market value of $.10 per share. The 9,000,000 shares of common stock issued in exchange for consulting services of $90,000 was revalued to $900,000 by an increase of $810,000 to additional paid in capital and an increase to loan fee expense. The 4,547,700 shares of common stock issued for advances to officers in exchange for $45,447, was revalued to $454,470 by an increase of $409,023 to additional paid in capital and an increase to officer's salary.

For the year ended April 30, 1999, common stock issued in exchange for debt conversion, was valued at a fair market value of $.07 per share. The 10,845,000 shares of common stock issued to the former President of the Company in exchange for relief of $10,845 of debt, was revalued to $759,150 by an increase of $748,305 to additional paid capital and officer's salary.

The 3,464,000 shares of common stock issued in exchange for $2,500 cash and $3,464 of debt conversion to a Company shareholder, was revalued to $242,480, by an increase of $239,016 to additional paid in capital and loan fee expense. These amounts are included in "common stock issued in exchange for debt reduction" of $1,129,285.

Property and Equipment

Depreciation is provided on the straight line and double declining methods over the lives of related assets as follows:

                                        Period
                                        -----------
     Computers                          5 Years
     Furniture and Fixtures             5 - 7 Years
     Office equipment                   5 Years
     Leasehold improvements             27 1/2 Years


Depreciation expense was $3,198, $1,459 and $1,634 for the years ended April 30,1999, 1998 and 1997, respectively.

Deferred Income Tax Accounts

Deferred tax provisions/benefits are calculated for certain transactions and events because of differing treatments under generally accepted accounting principles and the currently enacted tax laws of the federal government. The results of these differences on a cumulative basis, known as temporary differences, result in the recognition and measurement of deferred tax assets and liabilities in the accompanying balance sheets. The liability method (FASB 109) is used to account for these temporary differences.

For tax purposes, Tridon Enterprises Incorporated and its wholly-owned subsidiaries, Vertex Corporation and Tridon
Communication Corporation, have fiscal year ends of April 30.

Marketable Equity Securities

The Company has adopted the Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). Under the provisions of FAS 115, marketable securities considered available for sale are recorded at fair market value.

Long-Lived Assets

In 1998, the Company adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable. For purposes of evaluating the recoverability of long-lived assets, the estimated future cash flows associated with the assets would be compared to the assets' carrying amount to determine if a write-down to market value or discounted cash flow value is required.

Year 2000 Compliance

Management does not believe any material year 2000 problems with the Company's vendors, service providers, or other third parties will affect the Company's financial information.

Earnings per Common Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Stock options have not been considered in the calculation of loss per share because they are antidilutive.

Research and Development

Research and development costs are expensed as incurred.

Advertising Costs

The Company classified $36,000 as prepaid advertising costs, per SOP 93-7. The Company has produced an infomercial to be aired sometime in the future. The Company has elected to expense the cost when the infomercial is aired.


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consist of the following:

                                             April 30,
                                   -----------------------------
                                   1999                1998
                                   ----------          ----------
     Computers                     $ 10,259            $ 10,259
     Furniture and fixtures           4,821               4,821
     Equipment                        2,913               2,913
     Leaseholds improvements          7,469                   0
                                   ----------          ----------
                                     25,462              17,993
     Less: Accumulated Depreciation   9,502               6,305
                                   ----------          ----------

                                   $ 15,960            $ 11,688
                                   ==========          ==========


NOTE 3 - RELATED PARTY TRANSACTIONS

Advances to Kevin Welch, current President of the Company, as of April 30,1998, were $30,000. During the year ended April 30,1999, these advances were exchanged for services rendered and expensed as directors fees. In addition, Mr. Welch advanced $12,500 to the Company in a non interest bearing loan, which is included in the $130,578 advance from officers balance.

During the years ended April 30, 1999 and 1998, net non-interest bearing funds were advanced from Paul Ebeling, a former officer of the Company, to Tridon Enterprises Inc. and Subsidiaries. Balances owed by the Companies to Mr. Ebeling were $118,078 and $48,845 for the years ended April 30, 1999 and 1998, respectively. These amounts are included in advances from officers balance. During the year, Mr. Ebeling converted $10,845 of the amount owed to him into 10,845,000 shares of the Company's common stock.

This transaction has been revalued to reflect the fair market value of the common stock at the date of issuance at $.07 per share, or $759,150. The additional value has increased paid in capital and officer's salary. Non-interest bearing advances from Steve Antebi, a shareholder of the Company, were $5,000 as of April 30, 1998. During the year Mr. Antebi converted $3,464 of the amount owed to him into 3,464,000 shares of the Company's common stock. This transaction has been revalued to reflect to fair market value of the common stock at the date of issuance at $.07 per share, or $242,480. The additional value has increased paid in capital and loan fee expense.

The Subsidiaries received $39,400 of advances from Vertex
Marketing for the April 30, 1999.  Paul Ebeling owns Vertex
Marketing 100%.

There are no signed notes for any of these transactions. For additional related party transactions, see Notes 1 (Revaluation of Common Stock) and 4.


NOTE 4 - MARKETABLE EQUITY SECURITIES

The Company has adopted the Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). Under the provisions of FAS 115, marketable securities considered available for sale are recorded at fair market value if they have a readily determinable fair value. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate item in the shareholders' equity section of the balance sheet, unless there is a permanent impairment to the marketable security, in which case it is recorded as a loss in the income statement. Management treated its investment in marketable securities as an investment that was available for sale for the year ended April 30, 1998.

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

In April 1998, Tridon Enterprises Incorporated received 20,550,000 shares of North American Exploration Corporation. The shares were received from Paul Ebeling, president of Tridon Enterprises Incorporated, in a non-reciprocal transfer. The shares were valued at the date of the transfer at $.05 per share, or $1,027,500. Subsequent to the year end, North American Exploration Corporation issued a statement relating to the cancellation of the 20,550,000 shares issued to Tridon Enterprises Incorporated, as nominee for Paul Ebeling. Due to this potential permanent impairment of this asset, the entire amount of $1,027,500 was reserved for in the year ended April 30, 1998. During the year ended April 30, 1999 North American stock underwent a reverse split of 1:100. Tridon Enterprises Incorporated agreed to sell to Paul Ebeling the 205,500 shares after the reverse split for $.25 per share (the fair market value at the date of exchange). The Company recorded a $51,375 gain on sale during the current year.


NOTE 5 - NOTE RECEIVABLE

The Company has a $250,000 note receivable from Madera International, Inc. receivable interest only, quarterly, beginning December 31, 1996 at 10% per annum. All unpaid interest and principal were due September 3, 1997. At April 30, 1998 unpaid interest was $25,000. As of April 30, 1997, this receivable and related interest was past due, and therefore, this receivable and accrued interest was reserved for. As of the date of this report, the condition of this receivable and accrued interest is unchanged.


NOTE 6 - INCOME TAXES

The provision for income taxes consists of:

                                        April 30,
                         ----------------------------------------
                         1999           1998           1997
                         --------       --------       --------
Federal                  $    0         $    0         $    0
State                       800            800            800
                         --------       --------       --------
                            800            800            800
Deferred Taxes                0              0              0
                         --------       --------       --------
Provision for
Income Taxes             $  800         $  800         $  800
                         ========       ========       ========


Loss Carryforwards

Tridon Enterprises Incorporated has net operating loss carryforwards which are from HCSI prior to its merger with Tridon Enterprises Incorporated. The amounts that the Company may ultimately apply to future taxable income may be limited by application of tax law. Tentative expiration dates of these losses are as follows:


                              1999                $  918,000
                              2000                   475,000
                              2001                 1,401,000
                              2002                 1,001,000
                                                  ----------
                              Totals              $3,795,000
                                                  ==========

As of the date of these financial statements, the Company has not filed income tax returns for April 30, 1998 or April 30, 1999.

Subsequent to the merger of HCSI and Tridon Development Corporation, the Company has accumulated a tax loss carryforward of approximately $4,071,000 for federal tax purposes and a $1,997,415 tax loss carryforward for California franchise tax purposes. Federal net operating losses (NOL's) are carried forward 15 - 20 years and expire between 1999 and 2019. State NOL's are carried forward 5 years and expire between 1999 and 2004. In addition, Polaris Pictures Corporation (Polaris) had accumulated a tax loss carryforward of approximately $265,000 for federal tax purposes and a $132,000 loss carryforward for California franchise tax purposes, whose net operating loss carryforwards expire in 2009 and 1999, respectively.

Vertex Corporation has a net operating loss of approximately
$19,000 which expires in 2013, and a net operating loss of approximately $126,000 which expires in 2019 if not utilized.

All loss carryforward amounts are subject to review and revision by tax authorities.


NOTE 7 - DEFERRED INCOME TAXES

The net deferred tax amount included in the accompanying balance sheets for the years ended April 30, include the following amounts of deferred tax assets and liabilities:


                                        1999           1998
                                        -----------    -----------
Deferred Tax Asset - Non-current        $2,876,113     $2,174,811
Deferred Tax Liability - Non-current             0              0
Less Valuation Allowance                (2,876,113)    (2,174,811)
                                        -----------    -----------
                                        $        0     $        0


The deferred tax asset also results from reserves for the note receivable, and the issuance of Company stock for services and compensation which are deductible for financial statement purposes, but not for income tax purposes until the note is actually written off and the services and compensation is recognized as income by the recipients. The deferred tax asset also results mainly from the net operating loss carryforward for federal and state income tax purposes.

Due to the Company's going concern problem, a valuation for the full amount of the asset has been recorded. The valuation allowance increased by $701,302 for the year ended April 30, 1999.


NOTE 8 - OFFERING OF CUMULATIVE CONVERTIBLE PREFERRED STOCK

In June 1994, the Company offered $1,000,000 of 7% cumulative convertible preferred stock at $10 per share in a private placement memorandum. The preferred stock is convertible to 4,000,000 shares of common stock one year after issuance and may be called by the Company two years after the issue date.

During the year ended April 30, 1996, $150,000 of advances from an officer was converted to 15,000 cumulative convertible preferred shares. As of April 30, 1999, 83,300 cumulative convertible preferred shares were issued and outstanding.
Dividends in arrears on the cumulative preferred stock were $112,273, $86,282 and $60,291 for the years ended April 30, 1999,
1998 and 1997, respectively.

For the years ended April 30, 1999, 1998 and 1997, no dividends were declared or paid.


NOTE 9 - DISPOSITION OF WHOLLY-OWNED SUBSIDIARIES

On April 29, 1995, the Board of Directors of Tridon Enterprises
Incorporated irrevocably transferred in trust 100% of the stock of Polaris Pictures Corporation to be held for the benefit of the creditors of Polaris.

On April 29, 1996, Paul Ebeling resigned as an officer/director of Polaris Pictures Corporation. Consequently, Tridon and
Polaris are not under common control.

The financial statements reflect the disposition of Polaris as a discontinued operation in accordance with generally accepted accounting principles. A gain of $3,836,964 is recognized in the statement of operations.


NOTE 10 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

Tridon Enterprises Incorporated and its subsidiary, Vertex Corporation have suffered substantial losses since inception. In order for the Company to continue as a going concern, Tridon Enterprises Incorporated and Subsidiaries are dependent upon their ability to raise capital from various sources, including loans from shareholders and others as well as the development of an ongoing source of revenue.

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

Currently the Company is sharing office space with their subsidiary. Rent expense relative to this lease was charged to operations, and for the years ended April 30, 1999, 1998 and 1997 was $5,715, $14,400, and $0, respectively. As of April 30, 1999, the Company is not paying office rent. The subsidiary started leasing space in Beverly Hills at $3,269 per month on October 1, 1998. The lease expires September 30, 2001. Rent expense for the year ended April 30,1999 was $22,887. Future minimum rental payments required under the lease are as follows:


          September 30,
          -------------
               2000                $  39,228
               2001                $  39,228
               2002                $  16,345

The Company previously leased a vehicle on a month-to month basis. Rent expense relative to this lease was charged to operations, and for the years ended April 30, 1998 and 1997 was $5,400 and $0 respectively. Auto expense for the fiscal years ended April 30, 1998 and 1997 of approximately $2,700 was paid directly by the president of the Company. The Company plans to repay this expense when funds are available. This expense has been included in the amount due officer.

At the end of the fiscal year April 30, 1999, the Company was the defendant in three lawsuits. Two of the three were settled in exchange for the Company's stock. One judgement for $196,600 was settled for 3,000,000 shares of Tridon Enterprises stock. In the second lawsuit a company paid Tridon Enterprises Inc. $10,000 cash during the year and was awarded 2,000,000 shares of stock subsequent to year end. The $196,600 and $10,000 are shown in the stockholders equity section and the $196,600 has also been expensed as part of the litigation settlement expense. A third lawsuit has not been settled as of the date of this report, although a judgement in the amount of $213,878 has been entered against Tridon Enterprises Inc. This amount has been accrued and is included in accounts payable and litigation settlement expense.


NOTE 12 - COMMON STOCK SUBSCRIBED

During the fiscal year ended April 30, 1995, the Company issued 100,000 shares of common stock in consideration for future consulting services valued at $225,000. During the fiscal year ending April 30, 1999, these services have been rendered. The common stock subscribed has been reclassified to consulting expense.

During the fiscal year ended April 30, 1998, 3,100,000 shares of common stock were issued for future services to be rendered, valued at $279,000. Subsequent to the balance sheet date, the shares were to be canceled. As of the date of this report, these shares have not been received, and the outcome of this transaction cannot be determined, however, stop transfers have been placed on the shares. The $279,000 and the related 3,100,000 shares have been reversed.


NOTE 13 - PREPAID CONSULTING FEES

During the fiscal year ended April 30, 1999, the Company entered into five consulting agreements for future services. In exchange for theses services 3,300,000 shares of common stock were issued, valued at $1,504,500. The agreements are all for a one-year period commencing November 2, 1998. As of April 30, 1999, $752,250 of those consulting agreements have been earned and $752,250 are unearned and are classified as a prepaid expense.
As of the date of this financial statement, all services have been performed.


NOTE 14 - SUBSEQUENT EVENTS

Subsequent to the year end the Company entered into a "Plan of Reorganization Agreement" with Satellite Link Communications
(SLC) and several individuals. The agreement calls for Tridon Enterprises to do a reverse stock split and exchange its stock for the stock of SLC. SLC will become a subsidiary of Tridon Enterprises. As of the date for this report this agreement has not been finalized.


ITEM 9.   Disagreements on Accounting and Financial Disclosures

During the 12 months ended April 30, 1999 the Company had no disagreement with accountants on any matter of accounting principles or practices of financial statement disclosure.



                             PART III

ITEM 10.  Directors and Officers of the Registrant

Officers and Directors of the Company as of April 30, 1999 are as follows:

Name               Age      Position

Kevin Welch        38       CEO, Secretary/Treasurer and Director
Nicolas Weider     40       Director

Each director holds office until the next annual meeting of shareholders and until their successor has been elected and qualified. Each officer holds office at the pleasure of the Board of Directors and until their successor has been elected and qualified.

Kevin Welch joined Tridon Enterprises Incorporated on February
22, 1996 and serves as Interim CEO, Secretary/Treasurer and a director of the company.

Nicolas Weider joined Tridon Enterprises Incorporated on June 1,
1997 and serves as director of the company.


ITEM 11.  Executive Compensation

The following is a summary of executive compensation for the year ended April 30, 1999: (See Note 1)


          Kevin Welch             $  0
          Nicolas Weider, MD      $  0


ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management

The following table sets forth in the beneficial ownership of the Company's common stock be each person known to he Company to be the beneficial owner of more than five percent of the outstanding common stock of the Company and by directors and executive officers of the Company, both individually and as a group.

Beneficial Owner              Shares Beneficially           Percentage of
                              Owned                         Class

Antebi Children's Insurance
Trust of 1995
345 North Maple Drive
Beverly Hills, CA 90210       15,452,444                    23.38%

Paul Ebeling
PO  Box 16244
Beverly Hills, CA 90209       16,917,712                    25.60%

Kevin Welch
PO Box 16244
Beverly Hills, CA 90209        3,500,000                     5.30%

Nicolas Weider
PO Box 16244
Beverly Hills, CA  90209       1,000,000                     1.51%




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

Advances to Kevin Welch, current President of the Company, as of April 30, 1998, were $30,000. During the year ended April 30, 1999 these advances were exchanged for services rendered and expensed as directors fees. In addition, during the year ended April 30, 1999 Mr. Welch was issued 500,000 shares at par value. During the year ended April 30, 199 Mr. Welch advanced $12,500 to the Company in a non interest bearing loan, which is included in the $130,578 Advance from officers balance.

During the years ended April 30, 1999 and 1998, net non-interest bearing funds were advanced from Paul Ebeling, a former officer of the Company, to Tridon Enterprises Inc. and Subsidiaries. Balances owed by the Companies to Mr. Ebeling were $118,078 and $48,845 for the year ends April 30, 1999 and 1998, respectively. These amounts are included in Advances from officers balance. During the year Mr. Ebeling converted $10,845 of the amount owed to him into 10,845,000 shares of the Company's common stock.

Subsequent to the year end, on June 23, 1999, Mr. Ebeling entered into a definitive written agreement with an unrelated third party to sell all right, title and interest in and to the Series A Preferred Stock and Shares of Common Stock of the Company. The sale and purchase agreement will close on July 1, 1999 at which time Mr. Ebeling will own no further shares of stock in the Company.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

The following documents are filed as a part of this report:

1. Financial Statements: included in Item 8, Part II of this report.

2.   Exhibits required to be filed by this report:

3.   Reports on Form 8K dated January 22, February 2, and
     April 13, 1999.

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


Date:     January 16, 2000          By: /s/ Kevin Welch
                                        Kevin Welch,
                                        CEO, Secretary/Treasurer