Form 10-Q
period 1999-07-31
TRIDON ENTERPRISES INC
filed 2000-01-21
CIK 763245

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the Quarter Ended July 31, 1999

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) FOR
          THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the Transition Period From ________ to _______.


                 Commission File Number: 0-13628

                 TRIDON ENTERPRISES INCORPORATED
      (Exact name of registrant as specified in its charter)

Colorado                                               13-3183646
(State or other jurisdiction of                  (I.R.S. employer
incorporation or organization)             identification number)

11601Wilshire Blvd, Suite 2040, Los Angeles, CA             90025
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

As of July 31, 1999, there were 66,951,877 shares outstanding of the Registrant's common stock, $.001 par value.


                                          PART I


                              TRIDON ENTERPRISES INCORPORATED
                           (A Company In The Development Stage)
                                      Balance Sheets
                             July 31, 1999 and April 30, 1999

                                          Assets

                                        July 31, 1999       April 30, 1999
                                         (Unaudited)           (Audited)
                                        ----------------    ---------------
Current Assets:
     Cash                               $    1,453          $    1,031
     Prepaid Expense                         2,310                   0
     Notes Receivable and
       Interest Receivable                 275,000             275,000
     Less Allowance for Bad Debt          (275,000)           (275,000)
     Prepaid Consulting Costs              412,125             790,560
     Inventory                               7,506               7,506
                                        ----------------    ---------------
          Total Current Assets             423,394             799,097

Furniture and Equipment - at Cost           25,462              25,462

     Accumulated Depreciation              (10,316)             (9,502)
                                        ----------------    ---------------
          Net Furniture and Equipment       15,146              15,960
                                        ----------------    ---------------
          Total Assets                  $  438,540          $  815,057
                                        ================    ===============

                      Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
     Accounts Payable and
       Accrued Expenses                 $  356,918          $  342,794
     Advances from Stockholder               1,536               1,536
     Advances from Officers                130,578             130,578
     Advances from Vertex Marketing         39,400              39,400
                                        ----------------    ---------------
          Total Current Liabilities        528,432             514,308

Commitments And Contingencies                    -                   -
                                        ----------------    ---------------
          Total Liabilities                528,432             514,308
                                        ----------------    ---------------

Stockholders' Equity (Deficit):
     Common Stock, $.001 Par Value,
          100,000,000 Shares Authorized,
          67,994,734 Shares Issued and
          Outstanding                       67,995              67,995
     Preferred Stock, 7% Cumulative
          Convertible, Par Value $.001,
          20,000,000 Shares Authorized,
          83,300 Shares Issued And
          Outstanding                           83                  83
     Additional Paid-In Capital         12,030,854          12,030,854
     Deficit Accumulated During
       Development Stage               (12,188,824)        (11,798,183)
                                        ----------------    ---------------
          Total Stockholders'
          Equity (Deficit)                 (89,892)            300,749
                                        ----------------    ---------------
          Total Liabilities And
          Stockholders' Equity
          (Deficit)                     $  438,540          $  815,057
                                        ================    ===============


                              TRIDON ENTERPRISES INCORPORATED
                           (A Company In The Development Stage)
                                 Statements Of Operations


                                                       Three Months   Three Months
                                        Inception to   Ended          Ended
                                        July 31, 1999  July 31, 1999  July 31, 1998
                                        ------------   ------------   ------------
Revenue:
     Net Sales                          $   151,729    $         0    $         0
     Cost of Sales                          182,581              0              0
                                        ------------   ------------   ------------
Gross Loss                                  (30,852)             0              0
                                        ------------   ------------   ------------

Operating Expenses:
     General and Administrative           6,147,314        389,832        119,296
     Research and Development               132,697              0              0
     Computer Software Development Costs    630,066              0              0
     Interest                               869,175              9              0
                                        ------------   ------------   ------------
          Total Operating Expenses        7,779,252        389,841        119,296
                                        ------------   ------------   ------------
          Net Loss from Operations       (7,810,104)      (389,841)      (119,296)
                                        ------------   ------------   ------------

Other Income (Expense)
     Consulting Fees Related to Common
          Stock Issued                   (1,049,016)             0              0
     Officer's Salary Related to Common
          Stock Issued                   (1,157,328)             0              0
     Interest                                94,099              0              0
     Casualty Loss - Boat                (3,000,000)             0              0
     Gain on Settlement                     411,495              0              0
     Forgiveness of Interest                  8,901              0              0
     Forgiveness of Debt                    123,994              0              0
     Realized gain on Disposition of
          Marketable Securities               2,720              0              0
     Loss on Permanent Impairment
          of Securities                  (1,120,050)             0              0
     Miscellaneous                            4,396              0              0
     Bad Debt Expense                      (351,422)             0              0
     Litigation Settlement                 (410,478)             0              0
                                        ------------   ------------   ------------
          Total Other Income (Loss)      (6,442,689)             0              0
                                        ------------   ------------   ------------

Loss from Continuing Operations Before
     Income Tax Benefit (Expense)       (14,252,793)      (389,841)      (119,296)
Income Tax Benefit (Expense)                 81,005           (800)          (800)
                                        ------------   ------------   ------------
Loss from Continuing Operations         (14,171,788)      (390,641)      (120,096)
Gain on Disposal of Segment               3,836,964              0              0
Loss on Discontinued Operations          (1,854,000)             0              0
                                        ------------   ------------   ------------
Net Loss                               $(12,188,824)   $  (390,641)   $  (120,096)
                                        ============   ============   ============
Loss Per Share                                         $      (.01)   $      (Nil)
                                                       ============   ============
Weighted Average Number of Shares Outstanding           67,994,734     44,355,734
                                                       ============   ============


                              TRIDON ENTERPRISES INCORPORATED
                           (A Company In The Development Stage)
                                 Statements Of Cash Flows


                                                       Three Months   Three Months
                                        Inception to   Ended          Ended
                                        July 31, 1999  July 31, 1999  July 31, 1998
                                        ------------   ------------   ------------
Cash Flows from Operating Activities:
  Net Loss                             $(12,188,824)   $  (390,641)   $  (120,096)
     Adjustments to Reconcile Net Loss
     to Net Cash Provided (Used)
     by Operations:
          Loss on Disposal of Segment    (3,836,964)             0              0
          Loss on Permanent Impairment of
            Marketable Securities         1,120,050              0              0
          Gain on Sale of Marketable
            Securities                       (7,467)             0              0
          Write-Down of Investment           25,000              0              0
          Depreciation                       10,483            815            365
          Increase in Allowance for
            Bad Debts                       370,638              0              0
          Professional Fees                  12,885              0              0
          Outside Services Paid by Issuance
            of Common Stock               1,219,452              0              0
          Officers' Salaries Related to
            Common Stock Issued           1,697,328              0              0
          Operating Expenses Paid
            by Officer                      110,699              0          1,905
          Loan Fees Related to Common
            Stock Issued                  1,049,016              0              0
          Write-Down of Screenplays          49,800              0              0
          Loss on Fixed Asset Disposal        1,253              0              0
          Research and Development           88,000              0              0
          Interest Expense                  349,745              0              0
          Reclassification of Common Stock
            Subscribed                      225,000              0              0
          Forgiveness of Interest            (8,901)             0              0
          Maritime Loss                   3,462,825              0              0
          Forgiveness of Debt              (123,994)             0              0
          Stock Issued in Litigation
            Settlement                      410,478              0              0
     (Increase) Decrease in:
          Inventory                          (7,506)             0              0
          Prepaid Expenses                  347,815        376,125         (6,747)
          Notes Receivable                   (3,000)             0              0
          Interest Receivable               (25,000)             0              0
     Increase (Decrease) in:
          Accounts Payable and
            Accrued Expenses                389,677         13,323         34,366
          Income Tax Payable                    800            800              0
          Preferred Stock Subscription       10,000              0              0
          Estimated Future Cost of
            Discontinued Operations           3,125              0              0
          Accounts Payable -
            Vintage Group, Inc.              45,574              0              0
                                        ------------   ------------   ------------
          Net Cash Provided (Used) by
          Operating Activities           (5,202,013)           422        (90,207)
                                        ------------   ------------   ------------

Cash Flows From Investing Activities:
     Loans Made                            (340,757)             0              0
     Investments in Marketable
       Equity Securities                   (238,550)             0              0
     Proceeds from Sale of Securities       440,743              0        107,451
     Sale of Common Stock                    13,550              0              0
     Investment in Screenplays              (40,000)             0              0
     Purchase of Furniture and Equipment    (26,881)             0              0
     Advances to Officers                   (91,627)             0           (482)
     Investment in Production                (1,925)             0              0
     Repayments of Notes Receivable           6,000              0              0
                                        ------------   ------------   ------------
          Net Cash Provided (Used) by
          Investing Activities             (279,447)             0        106,969
                                        ------------   ------------   ------------

Cash Flows From Financing Activities:
     Proceeds from Issuance
       of Common Stock                    4,870,325              0         57,623
     Proceeds from Issuance of
       Convertible Preferred Stock          135,003              0              0
     Increase in Paid-In Capital             99,866              0              0
     Proceeds from Issuance of
       Convertible Notes Payable             59,025              0              0
     Advances from Officer                  324,075              0              0
     Repayments of Advances from Officer    (44,785)             0              0
     Advances from Vertex Marketing          39,400              0              0
                                        ------------   ------------   ------------
          Net Cash Provided By
          Financing Activities            5,482,909              0         57,623
                                        ------------   ------------   ------------
Net Increase in Cash                          1,449            422         74,385
Cash at Beginning of Period                       4          1,031            682
                                        ------------   ------------   ------------
Cash at End of Period                   $     1,453    $     1,453    $    75,067
                                        ============   ============   ============


                 Tridon Enterprises Incorporated
               (A Company in the Development Stage)
                            UNAUDITED
            Notes to Consolidated Financial Statements


In the opinion of management, the accompanying unaudited financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 1999, the results of its operations for the three month periods ended July 31, 1999, and its cash flows for the three month periods ended July 31,1999. Operating results for the three month period ended July 31, 1999, are not necessarily indicative of the results that may be expected for the year ended April 30, 2000.


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

     Common Shares and Earnings per Share

The computation of income per share is based on the weighted average number of shares outstanding during each fiscal period. To calculate earnings per share, a base of 66,951,877 shares was used for July 31, 1999 and a base of 66,094,734 was used for April 30, 1999.

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

On December 9, 1998 the directors of the Company voted to convert $51,375.00 of Mr. Paul Ebeling's outstanding $104,202.00 loan to the Company for 205,500 shares of North American Exploration Corporation at $.25/share. Mr. Ebeling elected to convert that portion of his loan and took possession of 205,500 shares representing all of the shares held by the Company in North American Exploration Corporation.

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

4.   Notes Receivable

Madera International Negotiable Promissory Note declared in default on June 29, 1998 and collection proceedings are being initiated for $349,997.00, including principal, interest, late charges and interest on late charges.

5.   Furniture and Equipment

Furniture and equipment is recorded at purchase cost and depreciation is calculated over 5 years using the straight line method. For the quarter ended July 31, 1999 there were no purchases of furniture and equipment by the Corporation.


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

Management believes that it can successfully develop the non-surgical Vertex hair replacement system. The company began an 18 month comprehensive testing program in February 1997.

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

Company management has been exploring opportunities to act as a facilities based provider of voice and data long distance services between North America, Asia and other territories. Management elected to form Tridon Communications Corporation, a Nevada corporation, and received a license from the Federal Communications Commission (FCC) to become a resale common carrier under the Communications Act of 1934 as amended by the Telecommunications Act of 1996.

On March 23, 1999 the Company obtained an injunction preventing the transfer and sale of Vanity A.V.V. (Aruba) Investment Bankers' 1,000,000 share certificate and is proceeding to cancel the certificate and return the shares to the Company treasury.
On August 20, 1999, the Company dismissed any legal proceedings against Vanity A.V.V. (Aruba) Investment Bankers. The injunction against the 1,000,000 share certificate was lifted and the stock was transferred.

The Company was recently served with a complaint filed by Coldwater Capital, LLC ("CCL") in the Superior Court for the State of California, bearing case number SC057089, in which the CCL is seeking both compensatory and punitive damages in excess of ten million dollars ($10,000,000.00). The complaint alleges that the Company offered to sell two million (2,000,000) shares of its common stock to CCL in exchange for consideration of ten thousand dollars ($10,000.00). The Company believes that the complaint filed by CCL is without merit and the Company is prepared to defend the action. At this point, the Company has filed an answer to the Complaint and the case is proceeding forward. The Company will attempt to negotiate a settlement with the plaintiff, if a settlement is possible.

In 1989, the Company was sued by Lucas Plaza Associates ("LPA") in the Circuit Court for the State of Missouri, bearing case number 902-2217. LPA has alleged that the Company is in breach of contract for lease obligations on property located in St. Louis, Missouri. While the case lay dormant for many years, LPA has recently begun the prosecution of the case and the Company is defending the action. The complaint filed by LPA is seeking both compensatory and punitive damages of one hundred ninety six thousand six hundred dollars ($196,600). The Company was informed that LPA obtained a judgment against the Company in the amount of $196,600 by way of a motion for summary judgment filed by LPA. The Company will attempt to negotiate a settlement with the plaintiff, if a settlement is possible.

In 1989, the Company was sued by James Kujawa ("JK") in the Circuit Court for the State of Missouri, bearing case number 902-02138. JK has alleged that the Company is indebted to JK for performance of labor and materials supplied for buildout of leased property space located in St. Louis, Missouri. While the case lay dormant for many years, JK has recently begun the prosecution of the case and the Company is defending the action. The complaint filed by JK is seeking both compensatory and punitive damages of one hundred sixty two thousand nine hundred twenty-two dollars ($162,922). The Company was informed that JK obtained a judgment against the Company in the amount of $162,922 by way of a motion for summary judgment filed by JK. The Company will attempt to negotiate a settlement with the plaintiff, if a settlement is possible.

The Company had previously announced that it had entered into two
(2) resale agreements with IMEX Communications Corporation and TelNet, LLC, respectively. One of the agreements, executed on April 6, 1999, required the Company to provide international long distance minutes to TelNet, LLC to the following countries:
India, Nigeria and Pakistan. The contract with TelNet LLC would have generated a minimum revenue base of $8.5 million monthly to the Company. In order to provide the international long distance minutes to TelNet, LLC, the Company entered into an agreement with IMEX Communications, Inc., on April 5, 1999 which was to provide the Company with the ability to provide international long distance services to over 100 countries including India, Pakistan, and Nigeria. IMEX Communications, Inc. defaulted on its obligation to provide the Company with a schedule of minutes and rates as per its contractual requirements and, therefore, prevented the Company from fulfilling its obligations to TelNet, LLC. The Telnet, LLC agreement expired on April 21, 1999. A letter from TelNet, LLC to the Company dated April 22, 1999, indicates that TelNet desires to continue a relationship with the Company should the Company be able to provide competitive international long distance rates. Current management is reviewing with its counsel the right to bring legal action against IMEX Communications for damages in an amount to be determined. At this time, the Company has not instituted any litigation in connection with these matters.

The Company announced the execution of a definitive agreement to form a joint venture with IUSACELL Philippines to provide circuit capacity to the Company. Current management has discovered that the agreement between the parties was a verbal agreement and has decided to postpone any further discussions.

The Company has announced the spin-off of Vertex Corporation, a wholly-owned subsidiary, to its shareholders. The spin-off is part of the planned reorganization of the Company and has formed a part of the negotiations that the Company is having with other telecommunications companies in the hopes of effectuating a reorganization or acquisition. The spin-off will only occur if the Company is able to transact a merger or consolidation with another entity that can further the interests of the Company and its shareholders. The Company makes no warranty as to the success or failure of Vertex Corporation, or if there will be management in place to develop a market for Vertex hair products.

On August 6, 1999 the Company entered into a "Plan of Reorganization" with Satellite Link Communications Corporation
(SLC). The agreement calls for the Company to do a reverse stock split and exchange its stock for the stock of SLC. SLC will become a subsidiary of Tridon Enterprises. The Company has prepared a proxy statement and will file for approval with the Securities and Exchange Commission. As of the date of this report the agreement has not been finalized.


                   PART II - OTHER INFORMATION

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

On August 2, 1999 the Company entered into a "Plan of Reorganization" with Satellite Link Communications Corporation
(SLC). The agreement calls for the Company to do a reverse stock split and exchange its stock for the stock of SLC. SLC will become a subsidiary of Tridon Enterprises. The reorganization requires shareholder approval so the Company has prepared a proxy statement and will file for approval with the Securities and Exchange Commission. As of the date of this report the agreement has not been finalized.


Item 5. Exhibits and Reports of Form 8-K.

Reports on Form 8-K dated July 6, and August 10, 1999



                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  TRIDON ENTERPRISES INCORPORATED
                                  Registrant



Date: January 17, 2000             /s/ Kevin Welch
                                   Kevin Welch, CEO and Director