Form 10-Q
period 1999-10-31
TRIDON ENTERPRISES INC
filed 2000-01-21
CIK 763245

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the Quarter Ended October 31, 1999

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

As of October 31, 1999, there were 66,951,877 shares outstanding of the Registrant's common stock, $.001 par value.


                                          PART I


                              TRIDON ENTERPRISES INCORPORATED
                           (A Company In The Development Stage)
                                      Balance Sheets
                            October 31, 1999 And April 30, 1999


                                          Assets

                                        October 31, 1999    April 30, 1999
                                           (Unaudited)         (Audited)
                                        ----------------    ---------------
Current Assets:
     Cash                               $    1,453          $    1,031
     Prepaid Expense                         2,310                   0
     Notes Receivable and
       Interest Receivable                 275,000             275,000
     Less Allowance for Bad Debt          (275,000)           (275,000)
     Prepaid Advertising Costs              36,000             790,560
     Inventory                               7,506               7,506
     Loans to SLC                           35,000                   0
                                        ----------------    ---------------
          Total Current Assets              82,269             799,097

Furniture and Equipment - at Cost           25,462              25,462

     Accumulated Depreciation              (10,964)             (9,502)
                                        ----------------    ---------------
          Net Furniture and Equipment       14,498              15,960
                                        ----------------    ---------------
          Total Assets                  $   96,767          $  815,057
                                        ================    ===============


                      Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
     Accounts Payable and
       Accrued Expenses                 $  367,641          $  342,794
     Advances from Stockholder               1,536               1,536
     Advances from Officers                131,578             130,578
     Advances from Vertex Marketing         39,400              39,400
                                        ----------------    ---------------
          Total Current Liabilities        540,155             514,308

Commitments And Contingencies                    -                   -
                                        ----------------    ---------------
          Total Liabilities                540,155             514,308
                                        ----------------    ---------------

Stockholders' Equity (Deficit):
     Common Stock, $.001 Par Value,
          100,000,000 Shares Authorized,
          69,094,734 and 67,994,734 Shares
          Issued and Outstanding,
          Respectively                      70,995              67,995
     Preferred Stock, 7% Cumulative
          Convertible, Par Value $.001,
          20,000,000 Shares Authorized,
          83,300 Shares Issued And
          Outstanding                           83                  83
     Additional Paid-In Capital         12,197,355          12,030,854
     Common Stock Subscribed                35,000                   0
     Deficit Accumulated During
       Development Stage               (12,746,821)        (11,798,183)
                                        ----------------    ---------------
          Total Stockholders'
          Equity (Deficit)                (443,388)            300,749
                                        ----------------    ---------------
          Total Liabilities And
          Stockholders' Equity
          (Deficit)                     $   96,767          $  815,057
                                        ================    ===============


                              TRIDON ENTERPRISES INCORPORATED
                           (A Company In The Development Stage)
                                 Statements Of Operations

                                                       Six Months     Six Months
                                        Inception to   Ended          Ended
                                        October 31,    October 31,    October 31,
                                        1999           1999           1998
                                        ------------   ------------   ------------
Revenue:
     Net Sales                          $   151,729    $         0    $         0
     Cost of Sales                          182,581              0              0
                                        ------------   ------------   ------------
Gross Loss                                  (30,852)             0              0
                                        ------------   ------------   ------------

Operating Expenses:
     General and Administrative           6,565,811        808,329        391,899
     Research and Development               132,697              0              0
     Computer Software Development Costs    630,066              0              0
     Interest                               869,175              9              0
                                        ------------   ------------   ------------
          Total Operating Expenses        8,197,749        808,338        391,899
                                        ------------   ------------   ------------
          Net Loss from Operations       (8,228,601)      (808,338)      (391,899)
                                        ------------   ------------   ------------

Other Income (Expense)
     Consulting Fees Related to Common
          Stock Issued                   (1,049,016)             0              0
     Officer's Salary Related to Common
          Stock Issued                   (1,157,328)             0              0
     Interest                                94,099              0              0
     Casualty Loss - Boat                (3,000,000)             0              0
     Gain on Settlement                     411,495              0              0
     Forgiveness of Interest                  8,901              0              0
     Forgiveness of Debt                    123,994              0              0
     Realized gain on Disposition of
          Marketable Securities               2,720              0              0
     Loss on Permanent Impairment
          of Securities                  (1,120,050)             0              0
     Miscellaneous                            4,396              0              0
     Bad Debt Expense                      (351,422)             0              0
     Litigation Settlement                 (549,978)      (139,500)             0
                                        ------------   ------------   ------------
          Total Other Income (Loss)      (6,582,189)      (139,500)             0
                                        ------------   ------------   ------------

Loss from Continuing Operations Before
     Income Tax Benefit (Expense)       (14,810,790)      (947,838)      (391,899)
Income Tax Benefit (Expense)                 81,005           (800)          (800)
                                        ------------   ------------   ------------
Loss from Continuing Operations         (14,729,785)      (948,638)      (392,699)
Gain on Disposal of Segment               3,836,964              0              0
Loss on Discontinued Operations          (1,854,000)             0              0
                                        ------------   ------------   ------------
Net Loss                               $(12,746,821)   $  (948,638)   $  (392,699)
                                        ============   ============   ============
Loss Per Share                                         $      (.01)   $      (.01)
                                                       ============   ============
Weighted Average Number of Shares Outstanding           66,951,877     45,338,591
                                                       ============   ============


                              TRIDON ENTERPRISES INCORPORATED
                           (A Company In The Development Stage)
                                 Statements Of Cash Flows


                                                       Six Months     Six Months
                                        Inception to   Ended          Ended
                                        October 31,    October 31,    October 31,
                                        1999           1999           1998
                                        ------------   ------------   ------------
Cash Flows from Operating Activities:
  Net Loss                             $(12,746,821)   $  (948,638)   $  (392,699)
     Adjustments to Reconcile Net Loss
     to Net Cash Used by Operations:
          Loss on Disposal of Segment    (3,836,964)             0              0
          Loss on Permanent Impairment of
            Marketable Securities         1,120,050              0              0
          Gain on Sale of Marketable
            Securities                       (7,467)             0              0
          Write-Down of Investment           25,000              0              0
          Depreciation                       11,131          1,463          1,476
          Increase in Allowance for
            Bad Debts                       370,638              0              0
          Professional and Management Fees   12,885              0         36,000
          Outside Services Paid by Issuance
            of Common Stock               1,249,452         30,000        122,000
          Officers' Salaries Related to
            Common Stock Issued           1,697,328              0              0
          Operating Expenses Paid
            by Officer                      110,699              0          3,811
          Loan Fees Related to Common
            Stock Issued                  1,049,016              0              0
          Write-Down of Screenplays          49,800              0              0
          Loss on Fixed Asset Disposal        1,253              0              0
          Research and Development           88,000              0              0
          Interest Expense                  349,745              0              0
          Reclassification of Common Stock
            Subscribed                      225,000              0              0
          Forgiveness of Interest            (8,901)             0              0
          Maritime Loss                   3,462,825              0              0
          Forgiveness of Debt              (123,994)             0              0
          Stock Issued in Litigation
            Settlement                      549,978        139,500              0
     (Increase) Decrease in:
          Inventory                          (7,506)             0              0
          Prepaid Expenses                  723,940        752,250         (6,747)
          Notes Receivable                   (3,000)             0              0
          Interest Receivable               (25,000)             0              0
     Increase (Decrease) in:
          Accounts Payable and
            Accrued Expenses                400,401         24,047         70,265
          Income Tax Payable                    800            800              0
          Preferred Stock Subscription       10,000              0              0
          Estimated Future Cost of
            Discontinued Operations           3,125              0              0
          Accounts Payable -
            Vintage Group, Inc.              45,574              0              0
                                        ------------   ------------   ------------
          Net Cash Used by
          Operating Activities           (5,203,013)          (578)      (165,894)
                                        ------------   ------------   ------------

Cash Flows From Investing Activities:
     Loans Made                            (375,757)       (35,000)             0
     Investments in Marketable
       Equity Securities                   (238,550)             0              0
     Proceeds from Sale of Securities       440,743              0        107,451
     Sale of Common Stock                    13,550              0              0
     Investment in Screenplays              (40,000)             0              0
     Purchase of Furniture and Equipment    (26,881)             0              0
     Advances to Related Party              (91,627)             0              0
     Investment in Production                (1,925)             0              0
     Repayments of Notes Receivable           6,000              0              0
                                        ------------   ------------   ------------
          Net Cash Provided (Used) by
          Investing Activities             (314,447)       (35,000)       107,451
                                        ------------   ------------   ------------

Cash Flows From Financing Activities:
     Proceeds from Issuance
       of Common Stock                    4,905,325         35,000         63,623
     Proceeds from Issuance of
       Convertible Preferred Stock          135,003              0              0
     Increase in Paid-In Capital             99,866              0              0
     Proceeds from Issuance of
       Convertible Notes Payable             59,025              0              0
     Advances from Officer                  325,075          1,000          1,000
     Repayments of Advances from Officer    (44,785)             0           (482)
     Advances from Vertex Marketing          39,400              0              0
                                        ------------   ------------   ------------
          Net Cash Provided By
          Financing Activities            5,518,909         36,000         64,141
                                        ------------   ------------   ------------
Net Increase (Decrease) in Cash               1,449            422          5,698
Cash at Beginning of Period                       4          1,031            682
                                        ------------   ------------   ------------
Cash at End of Period                   $     1,453    $     1,453    $     6,380
                                        ============   ============   ============


                 Tridon Enterprises Incorporated
               (A Company in the Development Stage)
                            UNAUDITED
            Notes to Consolidated Financial Statements


In the opinion of management, the accompanying unaudited financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 1999, the results of its operations for the three month periods ended October 31, 1999, and its cash flows for the three month periods ended October 31,1999. Operating results for the three month period ended October 31, 1999, are not necessarily indicative of the results that may be expected for the year ended April 30, 2000.


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

     Common Shares and Earnings per Share

The computation of income per share is based on the weighted average number of shares outstanding during each fiscal period. To calculate earnings per share, a base of 66,951,877 shares was used for October 31, 1999 and a base of 66,094,734 was used for April 30, 1999.

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

The Company was recently served with a complaint filed by Coldwater Capital, LLC ("CCL") in the Superior Court for the State of California, bearing case number SC057089, in which the CCL is seeking both compensatory and punitive damages in excess of ten million dollars ($10,000,000.00). The complaint alleges that the Company offered to sell two million (2,000,000) shares of its common stock to CCL in exchange for consideration of ten thousand dollars ($10,000.00). The Company believes that the complaint filed by CCL is without merit and the Company is prepared to defend the action. At this point, the Company has filed an answer to the Complaint and the case is proceeding forward. On September 9, 1999, the Company executed a settlement and release agreement with Coldwater Capital. Under the terms of the settlement, the Company obtained a dismissal of the law suit and issued Coldwater Capital, LLC two million (2,000,000) common shares.

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