Form 10-Q
period 2000-01-31
TRIDON ENTERPRISES INC
filed 2000-03-16
CIK 763245

CONFORMED SUBMISSION TYPE:      	10-Q
PUBLIC DOCUMENT COUNT:          	2
CONFORMED PERIOD OF REPORT:     	20000137
FILED AS OF DATE:               		20000315

FILER:

        COMPANY DATA:
                COMPANY CONFORMED NAME:                TRIDON ENTERPRISES
                                                       INC
                CENTRAL INDEX KEY:                      	0000763245
    STANDARD INDUSTRIAL CLASSIFICATION:        SERVICES-
                                               PREPACKAGED SOFTWARE [7372]
                IRS NUMBER:                             		133183646
                STATE OF INCORPORATION:                   CO
                FISCAL YEAR END:                        	 0430

        FILING VALUES:
                FORM TYPE:              	10-Q
                SEC ACT:
                SEC FILE NUMBER:        333-72033
                FILM NUMBER:            	99579892

        BUSINESS ADDRESS:
                STREET 1:               11601 WILSHIRE BLVD.
                STREET 2:               STE 2040
                CITY:                       LOS ANGELES
                STATE:                    CA
                ZIP:                          90025
                BUSINESS PHONE:         3107263559

        FORMER COMPANY:
                FORMER CONFORMED NAME:  TRIDON CORP
                DATE OF NAME CHANGE:    19950125



                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
          EXCHANGE ACT OF 1934

                    For the Quarter Ended January 31, 2000

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

11601 Wilshire Blvd., Ste. 2040
Los Angeles, CA
90025
(Address of principal executive offices)                             (Zip code)

              Registrant's telephone number, including area code:
                                (310) 726-3559

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   Common Shares, par value $.001 per share

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]. As of January 31, 2000, there were 75,194,734 shares outstanding of the Registrant's common stock, $.001 par value.



TRIDON ENTERPRISES INCORPORATED
(A Company In The Development Stage)
Balance Sheets
January 31, 2000 and April 30, 1999


Assets                           January 31, 2000	            April 30, 1999
                                     (Unaudited)                 (Audited)

Current Assets:
	Cash	                              $    1,453                   $    1,031
	Prepaid Expense	                        2,310	                       0
	Notes Receivable and Interest
 Receivable	                           275,000                     	275,000

	Less Allowance for Bad Debt         	(275,000)	                   (275,000)
	Prepaid Advertising Costs	             36,000                     	790,560
	Inventory	                             	7,506                       	7,506
	Loans to SLC	                          35,000                          0
		Total Current Assets	                 82,269	                     799,097
Furniture and Equipment - at Cost      	25,462	                      25,462
	Accumulated Depreciation              (11,447)                      (9,502)
		Net Furniture and Equipment           14,105                       15,960
		Total Assets	                      $  96,284	                    $815,057

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
	Accounts Payable and
   Accrued Expenses               	  $ 396,604	                   $ 342,794

 Advances from Stockholder	              1,536	                       1,536
	Advances from Officers	               131,578	                     130,578
	Advances from Vertex Marketing	        39,400                       39,400
		Total Current Liabilities	           569,118	                     514,308
Commitments And Contingencies             -                             -

		Total Liabilities                    569,118                      514,308
Stockholders' Equity (Deficit):
	Common Stock, $.001 Par
 Value, 100,000,000 Shares
	Authorized, 75,194,734 and
 67,994,734 Shares Issued
 and Outstanding, Respectively	         75,195	                      67,995

	Preferred Stock, 7% Cumulative
  Convertible, Par Value $.001,
  20,000,000 Shares Authorized,
  83,300 Shares Issued , 53,300
  Outstanding	                              53	                          83
	Additional Paid-In Capital	        12,298,184	                  12,030,854

	Common Stock Subscribed	               35,000	                           0

	Deficit Accumulated During
  Development Stage	               (12,881,266)	                (11,798,183)
                                   ------------                 ------------
		Total Stockholders' Equity
 (Deficit)	                           (472,834)                      300,749
		Total Liabilities And            ------------                 ------------
 Stockholders' Equity (Deficit)	      $ 96,284                    $ 815,057
                                   ============                 ============

TRIDON ENTERPRISES INCORPORATED
(A Company In The Development Stage)
Statements Of Operations
                                              	Nine Months	     Nine Months
                                 Inception to   	  Ended	          Ended
                              January 31, 2000	January 31, 2000	January 31, 1999
Revenue:
	Net Sales		                        $ 151,729	      $ 0	            $ 0
 Cost of Sales                        182,581         0               0

Gross Loss                            (30,852)        0               0

Operating Expenses:
	General and Administrative	        6,595,256	    837,774	        446,884
	Research and Development	            132,697        	0              	0
 Computer Software Development Costs 	630,066        	0	              0
 Interest			                          869,175         9              	0
		Total Operating Expenses          8,227,194      837,783        446,884
 	Net Loss from Operations	        (8,258,046)    (837,783)      (446,884)

Other Income (Expense)
	Consulting Fees Related to Common
		Stock Issued	                    (1,049,016)	       0	          (28,000)
	Officer's Salary Related to Common
		Stock Issued	                    (1,157,328)	       0	              0
	Interest		                           	94,099        	0              	0
	Casualty Loss - Boat	             (3,000,000)       	0              	0
	Gain on Settlement	                  411,495	        0	              0
	Forgiveness of Interest	               8,901	        0              	0
	Forgiveness of Debt	                 123,994	        0	              0
	Realized gain on Disposition
  of Marketable Securities	             2,720	        0	           51,375
	Loss on Permanent Impairment
  of Securities	                   (1,120,050)	       0	              0
	Miscellaneous	                         4,396	        0	              0
	Bad Debt Expense	                   (351,422)	       0	              0
	Litigation Settlement	              (654,978)   (244,500)	           0
                                     ---------   ---------         ------
			Total Other Income (Loss)	      (6,687,189)	  (244,500)         23,375

Loss from Continuing Operations Before
	Income Tax Benefit (Expense)	    (14,945,235)	 (1,082,283)	     (423,509)
Income Tax Benefit (Expense)	          81,005	      (800)	          (800)
                                  ------------  -----------      ---------
Loss from Continuing Operations	  (14,864,230)	 (1,083,083)	     (424,309)

Gain on Disposal of Segment	        3,836,964	         0	             0
Loss on Discontinued Operations	   (1,854,000)         0             	0
                                  ------------  -----------      ----------

Net Loss			                      $(12,881,266)	$(1,083,083)	     $(424,309)
                                 =============  ===========      ==========

Loss Per Share		                                  	$ (.02)        	$ (.01)
                                                ===========      ==========

Weighted Average Number of Shares Outstanding	  	70,114,734     	49,490,934
                                                ===========      ==========


TRIDON ENTERPRISES INCORPORATED
(A Company In The Development Stage)
Statements Of Cash Flows
                                              	Nine Months      Nine Months
                              Inception to	       Ended	           Ended
                            January 31, 2000	January 31, 2000	January 31, 1999
Cash Flows from Operating Activities:
	Net Loss	                   $(12,881,266)	   $(1,083,083)	      $(424,309)
  Adjustments to Reconcile
   Net Loss to Net
		 Cash Used by Operations:
			Loss on Disposal of
   Segment	                    (3,836,964)	           0	               0
   Loss on Permanent Impairment
   of Marketable Securities	    1,120,050	            0               	0
			Gain on Sale of Marketable
   Securities	                     (7,467)	           0            (51,375)
   Write-Down of Investment	       25,000	            0	               0
   Depreciation	                   11,614	          1,946	           2,212
   Increase in Allowance for
   Bad Debts	                     370,638	            0	               0
			Professional and Management
   Fees	                           12,885	            0	            54,000
   Outside Services Paid by
     Issuance ofCommon Stock	   1,249,452	         30,000	         150,000
   Officers' Salaries Related
     to Common Stock Issued	    1,697,328	            0	               0
   Operating Expenses Paid by
     Officer	                     110,699            	0            	11,694
			Loan Fees Related to Common
				Stock Issued	               1,049,016	            0               	0
			Write-Down of Screenplays	      49,800	            0	               0
			Loss on Fixed Asset Disposal	    1,253	            0	               0
			Research and Development	       88,000	            0	               0
			Interest Expense	              349,745            	0               	0
			Reclassification of Common
    Stock Subscribed	             225,000	            0               	0
			Forgiveness of Interest	        (8,901)           	0               	0
			Maritime Loss	               3,462,825	            0               	0
			Forgiveness of Debt	          (123,994)	           0	               0
			Stock Issued in Litigation
    Settlement	                   654,978	        244,500 	            0
		(Increase) Decrease in:
			Inventory	                      (7,506)	           0               	0
			Prepaid Expenses	              723,940	        752,250	          (6,747)
			Notes Receivable 	              (3,000)	           0	               0
			Interest Receivable 	          (25,000)	           0	               0
		Increase (Decrease) in:
			Accounts Payable and
     Accrued Expenses	            429,363	         53,009           83,583
   Income Tax Payable	                800	            800	             0
			Preferred Stock Subscription	   10,000	            0	               0


TRIDON ENTERPRISES INCORPORATED
(A Company In The Development Stage)
Statements Of Cash Flows
 (Continued)

			Estimated Future Cost
    of Discontinued Operations	     3,125	             0	              0
			Accounts Payable -
    Vintage Group, Inc.	           45,574	             0               0
                                   ------             ---             ---

			 Net Cash Used by Operating
     Activities	               (5,203,013)           (578)	       (180,942)

Cash Flows From Investing Activities:
	Loans Made	                     (375,757)	       (35,000)	            0
 Investments in Marketable
  Equity Securities	             (238,550)	           0	               0
	Proceeds from Sale of Securities 440,743	            0	           107,451
	Sale of Common Stock	             13,550	            0	               0
	Investment in Screenplays	       (40,000)	           0	               0
	Purchase of Furniture and
  Equipment	                      (26,881)	           0	               0
	Advances to Related Party	       (91,627)	           0	               0
	Investment in Production	         (1,925)	           0	               0
	Repayments of Notes Receivable	    6,000             0                0
                                  --------        --------          --------
  Net Cash Provided (Used) by
				Investing Activities	        (314,447)        (35,000)         107,451
                                  --------        --------         ---------

Cash Flows From Financing Activities:
	Proceeds from Issuance of
  Common Stock	                  4,905,325	        35,000	          74,623
	Proceeds from Issuance of
  Convertible
		Preferred Stock	                 135,003	           0	               0
	Increase in Paid-In Capital	       99,866	           0	               0
	Proceeds from Issuance of
  Convertible Notes Payable	        59,025	           0	               0
	Advances from Officer	            325,075         	1,000	           2,000
	Repayments of Advances from
  Officer	                         (44,785)	          0              	(482)
	Advances from Vertex Marketing	    39,400            0               	0
                                 ----------        ------           -------
			Net Cash Provided By Financing
				Activities	                  5,518,909         36,000           76,141
Net Increase in Cash	                1,449	           422           	2,650
Cash at Beginning of Period	           4            1,031	             682
                                 ----------        ------           -------
Cash at End of Period	            $  1,453	      $  1,453	         $ 3,332
                                 ==========        ======           =======



Tridon Enterprises Incorporated
                       (A Company in the Development Stage)
                                    UNAUDITED
                    Notes to Consolidated Financial Statements


In the opinion of management, the accompanying unaudited financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2000, the results of its operations for the three month periods ended January 31, 2000, and its cash flows for the three month periods ended January 31,2000. Operating results for the three month period ended January 31, 2000, are not necessarily indicative of the results that may be expected for the year ended April 30, 2000.


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


 Common Shares and Earnings per Share

The computation of income per share is based on the weighted average number of shares outstanding during each fiscal period. To calculate earnings per share, a base of 75,194,734 shares was used for January 31, 1999 and a base of 66,094,734 was used for April 30, 1999.


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


Subsequent to the merger of HCSI and Tridon. Development Corporation, the Company accumulated a loss carry forward of approximately $524,000 for federal income tax purposes and a $259,000 tax loss carry forward for California tax purposes. Federal net operating losses (NOL's) are carried forward fifteen years and expire between 2004 and 2009. State NOL's are carried forward for five years and expire between 1997 and 2000. All loss carry forward amounts are subject to review by tax authorities.


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

January 31, 2000 there were no purchases of furniture and equipment by the Corporation.


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

In 1989, the Company was sued by Lucas Plaza Associates ("LPA") in the
Circuit Court for the State of Missouri, bearing case number 902-2217. LPA has alleged that the Company is in breach of contract for lease obligations on property located in St. Louis, Missouri. While the case lay dormant for many years, LPA has recently begun the prosecution of the case and the Company is defending the action. The complaint filed by LPA is seeking both compensatory and punitive damages of one hundred ninety six thousand six hundred dollars
($196,600). The Company was informed that LPA obtained a judgment against the Company in the amount of $196,600 by way of a motion for summary judgment filed by LPA. On December 23, 1999 the Company obtained a settlement and full release with LPA for three million (3,000,000) restricted common shares.

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

On August 2, 1999, Tridon Enterprises, Inc. (the "Company") entered into an agreement of reorganization with Satellite Link Communications, Inc., a California Corporation, pursuant to which ("SLC") will be acquired by the Company in accordance with the laws of the State of Incorporation of the Company and in full compliance with the requirements of Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "IRC"). The acquisition will result in SLC becoming a wholly-owned subsidiary if the Company. The assets of SLC are composed of telecommunications related Termination
Agreements, Private Line Agreements, Minute Purchase Agreements, Time Marketing

Agreements and Sales Agreements.

     To accomplish the acquisition, the Company intends to issue shares of its voting common stock to the shareholders of SLC in exchange of all of the issued and outstanding shares of common stock of SLC. SLC shall receive that number of shares of common stock of the Company following the merger that will result in SLC owning ninety five percent (95%) of the issued and outstanding shares of the Company following the acquisition.

     The Reorganization Agreement requires that the Company cause a 1 for 40 reverse stock split to occur prior to the Closing and that the Shareholders approve the same at the next annual meeting which is scheduled for May 11, 2000. To that end, the company is presently preparing in proxy statement for delivery to shareholders of record following receipt of approval of the same from the Commission. Following the acquisition, the Company shall have forty million shares of common stock outstanding of which two million shall be owned by shareholders of record as of the date of the receipt of shareholder approval of the proposed acquisition.

     Following the completion of the acquisition, SLC shall become a wholly-
owned subsidiary the Company and SLC shall continue to operate as a separate
legal entity.   Following the consummation of the acquisition, the Officers and the Directors of the Company shall be reconstituted and those individuals not remaining shall resign and shall tender their written resignations to the
Company.  Following the receipt of shareholder approval of the acquisition, the shareholders of the Company shall elect a new board of directors.  This is scheduled for the next shareholder meeting and shall be included in the proxy materials the Company on file with the Commission.

     The Company and SLC will each be required to provide appropriate opinions of counsel with respect to the acquisition and the transfers contemplated in connection therewith. To that end, counsel to the Company and counsel to SLC have prepared a definitive agreement which was executed by the Company and SLC on August 2, 1999.

     The Company anticipates the completion of the acquisition with SLC to be completed on or before May 11, 2000. However, both the Company and SLC have agreed that this date may be extended by mutual consent of parties.

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

On August 2, 1999 the Company entered into a "Plan of Reorganization" with
Satellite Link Communications Corporation (SLC).  The agreement calls for the
Company to do a reverse stock split and exchange its stock for the stock of SLC. SLC will become a subsidiary of Tridon Enterprises. The reorganization requires shareholder approval so the Company has prepared a proxy statement which has been filed for approval with the Securities and Exchange Commission.



Item 5. Exhibits and Reports of Form 8-K.

Reports on Form 8-K dated August 10, 1999



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRIDON ENTERPRISES INCORPORATED
                                   Registrant



Date: March 18, 2000                            /s/ Kevin Welch
                                                Kevin Welch, CEO and Director



