Form 10KSB
period 2000-04-30
TRIDON ENTERPRISES INC
filed 2000-09-18
CIK 763245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE YEAR ENDED APRIL 30, 2000

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) FOR THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the Transition Period From ____________________ to _________________.

                         Commission File Number: 0-13628

                         TRIDON ENTERPRISES INCORPORATED
              (Exact name of registrant as specified in its charter)

          Colorado                                              13-3183646
(State or other jurisdiction of                             (I.R.S. employer
incorporation or organization)                           identification number)

     11601 Wilshire Blvd., Suite 2040, Los Angeles, CA           90025
      (Address of principal executive offices)                 (Zip code)

               Registrant's telephone number, including area code:
                                  (310) 726-3559

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON SHARES, PAR VALUE $.001 PER SHARE

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 12, 2000 was approximately $1,292,237. The average of the bid and asked price of Registrant's common stock on September 12, 2000 was $0.03.

At April 30, 2000, there were 79,594,734 shares outstanding of the Registrant's common stock, $.001 par value.

                                TABLE OF CONTENTS


Item                                                                  Page
                                     PART I
Item 1.    Business..................................................   2

Item 2.    Properties................................................   5

Item 3.    Legal Proceedings.........................................   5

Item 4.    Submission of Matters to a Vote of Security Holders.......   6

                                    PART II
Item 5.    Market for the Registrant's Common Stock and Related
            Securities Matters.......................................   7

Item 6.    Selected Financial Data...................................   7

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations......................   8

Item 8.    Financial Statements (sub pages F-1 - F-26)...............  10

Item 9.    Disagreements on Accounting and Financial Disclosure......  11

                                    PART III
Item 10.   Directors and Officers of the Registrant..................  11

Item 11.   Executive Compensation....................................  12

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management...........................................  12

Item 13.   Certain Relationships and Related Transactions............  13

                                    PART IV
Item 14.   Exhibits, Financial Statement, Schedules, and Reports
            on Form 8-K..............................................  14

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

In September 1997 management recognized the need for a separate hair enhancement prosthesis for women and began development of the products and a marketing plan around the direct response method. During the year the product was designed, prototyped and tested samples . Manufacturing arrangements are being negotiated with suppliers in Asia. A trademark was applied for Hollywood Hair and it's various products. A thirty-minute infomercial show was produced. Test marketing is being planned in selected markets in the 4th quarter of 1998 for a Spring 1999 roll-out.

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

On August 2, 1999, Tridon Enterprises, Inc. (the "Company") entered into an agreement of reorganization with Satellite Link Communications, Inc., a California Corporation. On May 30, 2000, prior to the effective date of the agreement, management of Satellite Link Communications, Inc. requested a release from the agreement due internal management disputes interfering with the Satellite Link Communications' ability to execute its business plan. On June 1, 2000, the Board of Directors of Tridon Enterprises, Inc. accepted Satellite Link Communications, Inc. request and granted a release from the agreement of reorganization dated August 2, 1999.

On June 6, 2000, Tridon Enterprises, Inc. (the "Company") entered into an agreement of reorganization with BzAds, Inc. ("BzAds"), a Delaware Corporation. To accomplish the acquisition, the Company intends to issue shares of its voting common stock to the shareholders of BzAds in exchange of all of the issued and outstanding shares of common stock of BzAds. BzAds shall receive that number of shares of common stock of the Company following the merger that will result in BzAds owning ninety five percent (95%) of the issued and outstanding shares of the Company following the acquisition.

     The Reorganization Agreement requires that the Company cause a 1 for 40 reverse stock split to occur prior to the Closing and that the Shareholders approve the same at the next annual meeting. To that end, the company is presently preparing a proxy statement for delivery to shareholders of record following receipt of approval of the same from the Commission. The Company anticipates the completion of the acquisition with BzAds to be completed on or before October 31, 2000. However, both the Company and BzAds have agreed that this date may be extended by mutual consent of parties.


ITEM 2.  PROPERTIES

On August 15, 1993, the registrant leased office space from Palm Plaza Associates, for space located 136 South Palm Drive, Beverly Hills, California for $1600 per month. The aforementioned lease expired on August 14, 1994 and continued on a month to month basis at the rate of $1,550 per month through April 30, 1996. On April 21, 1999, new management collected the files and records from the former office of the Company. The Company has since moved its official address to 11601 Wilshire Blvd., suite 2040, Los Angeles, California, at the offices of its accounting firm London & Co.


ITEM 3.  LEGAL PROCEEDINGS

The following sets forth legal proceedings involving the Company:

Coldwater Capital, LLC v Tridon Enterprises, Inc.

     The Company was recently served with a complaint filed by Coldwater Capital, LLC ("CCL") in the Superior Court for the State of California, bearing case number SC057089, in which the CCL is seeking both compensatory and punitive damages in excess of ten million dollars ($10,000,000.00). The complaint alleges that the Company offered to sell two million (2,000,000) shares of its common stock to CCL in exchange for consideration of ten thousand dollars ($10,000.00). On September 9, 1999, the Company executed a settlement and release agreement with CCL. Under the terms of the settlement, the Company obtained a dismissal of the lawsuit and issued CCL two million (2,000,000) restricted common shares.

Lucas Plaza Associates v Tridon Enterprises, Inc.

     In 1989, the Company was sued by Lucas Plaza Associates ("LPA") in the Circuit Court for the State of Missouri, bearing case number 902-2217. LPA has alleged that the Company is in breach of contract for lease obligations on property located in St. Louis, Missouri. While the case lay dormant for many years, LPA has recently begun the prosecution of the case and the Company is defending the action. The complaint filed by LPA is seeking both compensatory and punitive damages of one hundred ninety six thousand six hundred dollars ($196,600). The Company was informed that LPA obtained a judgment against the Company in the amount of $196,600 by way of a motion for summary judgment filed by LPA. On December 21, 1999, the Company executed a release of all claims agreement with LPA in exchange for three million (3,000,000) restricted common shares. Under the terms of the agreement, LPA filed a full satisfaction of judgment in the Circuit Court in the State of Missouri.

J. Kujawa v Tridon Enterprises, Inc.

     In 1989, the Company was sued by James Kujawa ("JK") in the Circuit Court for the State of Missouri, bearing case number 902-02138. JK has alleged that the Company is indebted to JK for performance of labor and materials supplied for buildout of leased property space located in St. Louis, Missouri. While the case lay dormant for many years, JK has recently begun the prosecution of the case and the Company is defending the action. The complaint filed by JK is seeking both compensatory and punitive damages of one hundred sixty two thousand nine hundred twenty-two dollars ($162,922). The Company was informed that JK obtained a judgment against the Company in the amount of $162,922 by way of a motion for summary judgment filed by JK. On May 17, 2000 the Company executed a settlement and mutual release agreement with JK. Under the terms of the settlement and mutual release agreement, JK agrees to file a full satisfaction of judgment in the Circuit Court in the State of Missouri in exchange for fifty thousand dollars ($50,000) and two hundred and twenty five thousand (225,000) restricted common shares of the Company's stock following the reorganization with BzAds.com, Inc.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Subsequent to the year end, the Company entered into a "Plan of Reorganization" with BzAds.com, Inc. The agreement calls for the Company to do a reverse stock split and exchange its stock for the stock of BzAds.com, Inc. BzAds.com, Inc. will become a subsidiary of Tridon Enterprises. The Company has prepared a proxy statement and will file for approval with the Securities and Exchange Commission. As of the date of this report the agreement has not been finalized.

                                    PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Registrant's common stock is traded in the over-the counter market. The symbol for this stock is TEIM. Set forth below are the high and low sale prices for the Common Stock of the Company for each quarterly period for the last two fiscal years, as reported on the OTCBB.
                                       High         Low
                                       -----       -----
         2000
quarter ended March 31, 2000            $.20       $.03
Quarter ended June 30, 2000             $.138      $.038

         1999
quarter ended March 31, 1999            $.74       $.12
quarter ended June 30, 1999             $.47       $.06
quarter ended September 30, 1999        $.082      $.031
quarter ended December 31, 1999         $.064      $.033

         1998
quarter ended September 30, 1998        $.10       $.021
quarter ended December 31, 1998         $.26       $.021

     Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

The Registrant has not in the past, nor does it currently intend to pay cash dividends on its common stock.

ITEM 6.   SELECTED FINANCIAL DATA

Balance Sheet Data:
------------------

                  April 30,     April 30,     April 30,    April 30,   April 30,
                    1996          1997          1998         1999        2000
                  ---------     ---------     ---------    ---------  ----------
Total Assets      $ 59,641      $256,672      $184,399     $815,057   $ 52,099

Working
Capital
(deficit)           55,277        18,936           682        1,031      1,250

Long-term
obligations              0             0             0            0          0

Stockholder's
equity
(deficit)          (85,326)      174,961         1,257      300,749   (353,185)

Cash
dividends per
common share         00.00         00.00         00.00        00.00      00.00

Tangible Book
Value per share     00.001        00.001        00.001       00.001     00.001

Statement of Operations Data:
----------------------------

                  Year end      Year end      Year end     Year end     Year end
                  April 30,     April 30,     April 30,    April 30,   April 30,
                    1996           1997         1998         1999        2000
                  ---------     ---------     ---------    ---------  ----------
Revenues         $   00.00    $    00.00     $   00.00   $    00.00  $    00.00

Income
(loss)           3,666,424    (2,072,867)   (1,857,604)  (2,990,515) (1,197,634)

Income (loss)/
share               (0.02)          0.42         (0.08)       (0.05)     (0.015)


ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On August 2, 1999, Tridon Enterprises, Inc. (the "Company") entered into an agreement of reorganization with Satellite Link Communications, Inc., a California Corporation. On May 30, 2000, prior to the effective date of the agreement, management of Satellite Link Communications, Inc. requested a release from the agreement due internal management disputes interfering with the Satellite Link Communications' ability to execute its business plan. On June 1, 2000, the Board of Directors of Tridon Enterprises, Inc. accepted Satellite Link Communications, Inc. request and granted a release from the agreement of reorganization dated August 2, 1999.

     On June 6, 2000, Tridon Enterprises, Inc. (the "Company") entered into an agreement of reorganization with BzAds, Inc. ("BzAds"), a Delaware Corporation. To accomplish the acquisition, the Company intends to issue shares of its voting common stock to the shareholders of BzAds in exchange of all of the issued and outstanding shares of common stock of BzAds. BzAds shall receive that number of shares of common stock of the Company following the merger that will result in BzAds owning ninety five percent (95%) of the issued and outstanding shares of the Company following the acquisition.

     As of the date of this filing, the authorized capitalization of the Company consists of 100,000,000 shares of Common Stock, with a par value of $.001 per share and there are 78,894,734 shares issued and outstanding. The Company also has 20,000,000 shares of Convertible Preferred Stock, with a par value of $.001 per share, of which 53,300 shares are issued and outstanding as of this date of this filing.

     The Reorganization Agreement requires that the Company cause a 1 for 40 reverse stock split to occur prior to the Closing and that the Shareholders approve the same at the next annual meeting which is scheduled for July 31, 2000. To that end, the company is presently preparing in proxy statement for delivery to shareholders of record following receipt of approval of the same from the Commission. Following the acquisition, the Company shall have approximately forty million shares of common stock outstanding of which approximately two million shall be owned by shareholders of record as of the date of the receipt of shareholder approval of the proposed acquisition.

     Following the completion of the acquisition, BzAds shall become a wholly-owned subsidiary the Company and BzAds shall continue to operate as a separate legal entity. BzAds shall take such steps, in cooperation with the Company, as may be reasonably required to effectuate the acquisition, including the filing of all required documents. Following the consummation of the acquisition, the Officers and the Directors of the Company shall be reconstituted and those
individuals   not  remaining   shall  resign  and  shall  tender  their  written
resignations to the Company. Following the receipt of shareholder approval of the acquisition, the shareholders of the Company shall elect a new board of directors. This is scheduled for the next shareholder meeting and shall be included in the proxy materials the Company will file shortly with the Commission.

     The proposed acquisition is subject to certain condition precedents and the completion of certain items of due diligence as between the Company and BzAds. To accomplish, the Company and BzAds will permit their authorized representatives to have full access to the premises and books, files and records of each other at any reasonable time and in any reasonable manner, and will furnish each other at such time such financial and operating data and other information with respect to its business and properties as each shall reasonably request so that the due diligence and pre-acquisition contingencies can completed.

     The Company anticipates the completion of the acquisition with BzAds to be completed on or before October 31, 2000. However, both the Company and BzAds have agreed that this date may be extended by mutual consent of parties.


LIQUIDITY AND CAPITAL RESOURCES

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

     In efforts to develop an ongoing source of revenue, the Company executed a reorganization agreement with BzAds.com, Inc. on June 6, 2000. Should the reorganization with BzAds.com, Inc. fail to finalize, the Company's future is uncertain as to the ability to meet the financial commitments required to maintain current SEC filings and to meet working capital requirements.

ITEM 8.  Financial Statements



                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2000 AND 1999


                                Table of Contents

                                                                      Page

Independent Auditors' Report                                           F-1

Prior Independent Auditors' Report                                     F- 2

Consolidated Balance Sheets                                         F-3 - F-4

Consolidated Statements of Operations                               F-5 - F-6

Consolidated Statements of Changes in Stockholders'
     Equity (Deficit)                                               F-7 - F-11

Consolidated Statements of Cash Flows                               F-12 - F-15

Notes to Consolidated Financial Statements                          F-16 - F-26

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Tridon Enterprises, Incorporated and Subsidiaries

We have audited the accompanying consolidated balance sheets of Tridon Enterprises, Incorporated and subsidiaries (companies in the development stage) as of April 30, 2000 and 1999, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended April 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Vertex Corporation, a wholly-owned subsidiary, for the year ended April 30, 1998, which statements reflect total revenues of $0. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Vertex Corporation for the year ended April 30, 1998, is based solely on the report of the other auditors. We did not audit the Tridon Enterprises, Incorporated statements of operations, changes in stockholders= equity (deficit), and cash flows for the period from the inception of the development stage to April 30, 1994. Those financial statements were audited by another auditor, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts from the inception of the development stage to April 30, 1994, is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Tridon Enterprises Incorporated and subsidiaries (companies in the development stage) as of April 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended April 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company and its subsidiaries will continue as a going concern. As discussed in
Note 10 to the financial statements, there is substantial doubt about the ability of the Company and Subsidiaries to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of that uncertainty.

/s/ Caldwell, Becker, Dervin, Petrick & Co., L.L.P.

CALDWELL, BECKER, DERVIN, PETRICK & CO., L.L.P.

August 29, 2000

                                  CONRAD NAGEL
                           CERTIFIED PUBLIC ACCOUNTANT
                         3761 EAST LINCOLNWAY, SUITE 504
                               CHEYENNE, WY 82001

August 12,1994


To the Stockholders and Board of Directors of Tridon Corporation

I have audited the accompanying balance sheets of Tridon Corporation (a development stage company) as of April 30, 1994 and April 30, 1993 and the related statements of operations , changes in stockholders equity, and cash flows for the two fiscal years ended April 30, 1994 and April 30, 1993. These statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test bases, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming that the Company will continue. The Company has suffered recurring losses since inception that raises substantial doubt about its ability to continue as a going concern. The continuation of the Company as a going concern is dependent on future developments and profitable operations. The financial statements do not include any adjustments relating to the recoverability of assets and classification of any liabilities that might be necessary should the Company be unable to continue in existence, which are not now identifiable. In my opinion, subject to the potential adjustments to the financial statements, if any, which may result from the outcome of the uncertainty discussed in the preceding paragraph, the financial statements referred to above presently fairly the financial position of Tridon Corporation as of April 30, 1994 and 1993 and the results of operations and cash flows, in conformity with generally accepted principles.

                    TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                          (COMPANIES IN THE DEVELOPMENT STAGE)
                               CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    April 30,
                                                         -------------------------------
                                                              2000             1999
                                                         --------------   --------------
 CURRENT ASSETS
       Cash                                              $       1,250    $       1,031
       Note receivable and interest receivable,                277,310          275,000
        less allowances for uncollectible amounts             (277,310)        (275,000)
       Inventory                                                    --            7,506
       Prepaid advertising costs                                    --           36,000
       Prepaid consulting fees                                      --          752,250
       Prepaid expense                                              --            2,310
       Loans receivable and related interest                    37,567               --
                                                         --------------   --------------

                  Total Current Assets                          38,817          799,097
                                                         --------------   --------------

 PROPERTY AND EQUIPMENT, AT COST                                25,462           25,462
       Accumulated depreciation                                (12,180)          (9,502)
                                                         --------------   --------------
                  Net Property and Equipment                    13,282           15,960
                                                         --------------   --------------
                  Total Assets                           $      52,099    $     815,057
                                                         ==============   ==============



See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements


                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    April 30,
                                                         -------------------------------
                                                              2000             1999
                                                         --------------   --------------
 CURRENT LIABILITIES
       Accounts payable and accrued expenses             $     232,671    $     342,794
       Advances from officers                                   13,600          130,578
       Advances from shareholder                               119,613            1,536
       Advances to Vertex Marketing                             39,400           39,400
                                                         --------------   --------------
                  Total Current Liabilities                    405,284          514,308
                                                         --------------   --------------
 COMMITMENTS AND CONTINGENCIES                                      --               --
                                                         --------------   --------------
                  Total Liabilities                      $     405,284    $     514,308
                                                         --------------   --------------

 STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, 7% cumulative convertible,
        par value $.001, 20,000,000 shares authorized,
        53,300 and 83,300 shares issued and outstanding
        respectively                                                53               83
       Common stock, $.001 par value, 100,000,000
        shares authorized, 79,594,734 and 67,994,734
        shares issued and outstanding, respectively             79,595           67,995
       Additional paid-in capital                           12,563,784       12,030,854
       Deficit accumulated during development stage        (12,996,617)     (11,798,183)
                                                         --------------   --------------

             Total Stockholders' Equity (Deficit)             (353,185)         300,749
                                                         --------------   --------------

              Total Liabilities and
              Stockholders' Equity (Deficit)             $      52,099    $     815,057
                                                         ==============   ==============

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the         For the        For the
                                                      Year            Year          Year
                                   Inception To      Ended           Ended          Ended
                                     April 30,      April 30,       April 30,      April 30,
                                       2000           2000            1999          1998
                                  --------------  ------------   -------------  ------------
REVENUE
      Net sales                   $     151,729   $         --   $         --   $         --
      Cost of sales                     182,581             --              --            --
                                  --------------  ------------   -------------  ------------
        Gross (Loss)                    (30,852)            --              --            --
                                  --------------  ------------   -------------  ------------
OPERATING EXPENSES
      General and administrative      6,184,167        426,685       1,644,267       841,314
      Consulting fees                   752,250        752,250              --            --
      Research and development          132,697             --              --            --
      Computer software
       development costs                630,066             --              --            --
      Interest                          869,175              9              --            --
                                  --------------  ------------   -------------  ------------
        Total Operating Expenses      8,568,355      1,178,944       1,644,267       841,314
                                  --------------  ------------   -------------  ------------

        Net (Loss)from Operations    (8,599,207)    (1,178,944)     (1,644,267)     (841,314)
                                  --------------  ------------   -------------  ------------
OTHER INCOME (EXPENSES)
    Loan fees related to common
     stock issued                    (1,049,016)            --        (239,016)           --
    Officer's salary related to
     common stock issued             (1,157,328)            --        (748,305)           --
    Interest                             94,099             --              --         8,333
    Casualty loss - boat             (3,000,000)            --              --            --
    Gain on settlement                  411,495             --              --            --
    Forgiveness of interest               8,901             --              --            --
    Forgiveness of debt                 123,994             --
    Realized gain (loss) on
     disposition of marketable
     securities                           2,720             --          51,375         3,677
    Loss on permanent impairment
     of Securities                   (1,120,050)            --              --    (1,027,500)
    Miscellaneous                         7,516          3,120             976            --
    Bad debt expense                   (353,732)        (2,310)             --            --
    Litigation settlement              (429,978)       (19,500)       (410,478)           --
                                  --------------  ------------   -------------  ------------
        Total Other Income
         (Expenses)                  (6,461,379)       (18,690)     (1,345,448)   (1,015,490)

        (Loss) from Continuing
         Operations Before Income
         Tax (Provision) Benefit    (15,060,586)    (1,197,634)     (2,989,715)   (1,856,804)

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                     For the         For the        For the
                                                       Year            Year          Year
                                    Inception To      Ended           Ended          Ended
                                     April 30,       April 30,       April 30,      April 30,
                                       2000            2000            1999          1998
                                    ------------  ---------------  --------------  ------------
    (Provision) Benefit for
     Income Taxes
       Current                      $     81,005  $         (800)  $        (800)  $      (800)
       Deferred                               --              --             --            --
                                    ------------- ---------------  --------------  ------------

    (Loss) from Continuing
     Operations                      (14,979,581)     (1,198,434)     (2,990,515)   (1,857,604)

    Gain on Disposal of Segment        3,836,964              --             --            --
    Loss on Discontinued
     Operations                       (1,854,000)             --             --            --
                                    ------------- ---------------  --------------  ------------

               Net (Loss)           $(12,996,617) $   (1,198,434)  $  (2,990,515)  $(1,857,604)
                                    ============= ===============  ==============  ============

(LOSS) PER SHARE                                  $         (.02)  $        (.05)  $      (.05)
                                                  ===============  ==============  ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING DURING THE
PERIOD                                            $   73,718,844   $  54,796,395   $35,115,734
                                                  ===============  ==============  ============



See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 1988 TO 2000


                                          Common                        Preferred
                              -------------------------------  ---------------------------    (Deficit)                    Total
                                                                                             During the     Common     Stockholders'
                                           Par      Paid in               Par      Paid in   Development     Stock        Equity
                               Shares     Value     Capital     Shares   Value     Capital      Stage      Subscribed    (Deficit)
                              ----------  -------  ----------  --------  -------  --------   ------------  ----------  -------------
Balance at inception                 --   $   --   $      --                                 $        --               $         --

Common stock issued           1,727,043    1,727   4,166,828                                                              4,168,555

Net losses from inception
to April 30, 1988                    --       --          --                                  (4,267,549)                (4,267,549)
                              ----------  -------  ----------  --------  -------  --------   ------------  ----------  -------------

Balances at April 30, 1988    1,727,043    1,727   4,166,828                                  (4,267,549)                   (98,994)

Net income for the year
April 30, 1989                       --       --          --                                          --                         --
                              ----------  -------  ----------  --------  -------  --------   ------------  ----------  -------------
Balances at April 30, 1989    1,727,043    1,727   4,166,828                                  (4,267,549)                   (98,994)

Merger on  October 10,
 1989 with Tridon
 Development Corporation      1,800,000    1,800      (4,964)                                         --                     (3,164)

Net income for the year
 April 30, 1990                      --       --          --                                     127,339                    127,339

                              ----------  -------  ----------  --------  -------  --------   ------------  ----------  -------------

Balances at April 30, 1990    3,527,043    3,527   4,161,864                                  (4,140,210)                    25,181

Net loss for the year
 April 30, 1991                      --       --          --                                        (181)                      (181)
                              ----------  ------- -----------  --------  -------  --------   ------------  ----------  -------------

Balances at April 30, 1991    3,527,043    3,527   4,161,864                                  (4,140,391)                    25,000

Net loss for the year
 April 30, 1992                      --       --          --                                     (14,546)                   (14,546)
                              ----------  -------  ----------  --------  -------  --------   ------------  ----------  -------------

Balances at April 30, 1992    3,527,043    3,527   4,161,864                                  (4,154,937)                    10,454


See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 1988 TO 2000
                                  (CONTINUED)

                                        Common                         Preferred
                            -------------------------------  -----------------------------   (Deficit)                    Total
                                                                                             During the     Common     Stockholders'
                                         Par      Paid in                Par      Paid in    Development     Stock       Equity
                             Shares     Value     Capital    Shares     Value     Capital       Stage      Subscribed   (Deficit)
                            ---------- -------  ----------   ---------  -------  ----------  ------------  ----------  ------------
Net loss for the year
 April 30, 1993                    --  $    --  $       --                                   $(3,180,791)              $ (3,180,791)
                            ----------  ------- -----------  ---------  -------  ----------  ------------   ---------- -------------

Balances at April 30, 1993  3,527,043    3,527   4,161,864                                    (7,335,728)                (3,170,337)

Acquisition of Polaris
 Pictures Corporation
 on June 6, 1993              200,000      200  $   39,800                                                                   40,000

Stock bonuses                 330,000      330      65,670                                                                   66,000

Net loss for the year
 April 30, 1994                    --       --          --                                      (582,494)                  (582,494)
                            ----------  -------  ----------  ---------  -------  ----------  ------------   ---------- -------------

Balances at April 30,
 1994 - consolidated        4,057,043    4,057   4,267,334                                    (7,918,222)                (3,646,831)

Common stock issued           160,000      160     242,840                                                                  243,000

Preferred stock issued                                         33,000       33     163,288                                  163,321

Common stock subscribed                                                                                      (225,000)     (225,000)

Net loss for the year
 April 30, 1995                    --       --          --                                      (625,399)                  (625,399)
                            ----------  -------  ----------  ---------  -------  ----------  ------------   ---------- -------------

Balances at April 30, 1995  4,217,043    4,217   4,510,174     33,000       33     163,288    (8,543,621)    (225,000)   (4,090,909)

Common stock issued         5,782,991    5,783     122,876                                                                  128,659

Preferred stock issued                                         50,300       50     210,450                                  210,500

Net income for the year
  April 30, 1996                   --       --          --                                     3,666,424                  3,666,424
                            ----------  -------  ----------  ---------  -------  ----------  ------------   ---------- -------------

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 1988 TO 2000
                                  (CONTINUED)

                                        Common                         Preferred
                            -------------------------------- ----------------------------    (Deficit)                    Total
                                                                                            During the     Common      Stockholders'
                                         Par      Paid in              Par      Paid in     Development     Stock        Equity
                             Shares     Value     Capital    Shares   Value     Capital        Stage      Subscribed    (Deficit)
                            ----------  -------  ----------  -------  -------  ----------   ------------  ----------   ------------
Balances at April 30,1996   10,000,034  $10,000  $4,633,050   83,300  $   83   $  373,738   $ (4,877,197) $  (225,000)  $  (85,326)

Common stock issued          4,641,333    4,641     438,809                                                                443,450

Common stock issued in
 exchange for Madera
 International, Inc.stock    2,000,000    2,000     375,200                                                                377,200

Common stock issued in
 exchange for services
 rendered                    1,436,667    1,437     156,597                                                                158,034

Common stock issued in
 exchange for services
 rendered                    9,000,000    9,000     891,000                                                                900,000

Common stock issued for
 increase in advances
 to officers                 4,547,700    4,548     449,922                                                                454,470

Net loss for the year
 April 30, 1997                     --       --          --                                 (2,072,867)                 (2,072,867)
                            -----------  ------   ---------- -------  -------  ----------   -----------   ----------   ------------
Balances at April 30, 1997  31,625,734   31,626   6,944,578  833,000      83     373,738    (6,950,064)    (225,000)       174,961

Common stock issued            983,333      983      64,250                                                                 65,233

Common stock issued in
 exchange for services
 rendered                    6,566,667    6,567     584,600                                                                591,167

Common stock issued in
 exchange for future
 compensation                3,100,000    3,100     275,900                                                (279,000)            --

Paid in capital -
 non-reciprocal transfer                          1,027,500                                                              1,027,500

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 1988 TO 2000
                                  (CONTINUED)

                                        Common                       Preferred
                            -------------------------------  -----------------------------   (Deficit)                    Total
                                                                                            During the     Common      Stockholders'
                                         Par      Paid in              Par      Paid in     Development     Stock        Equity
                             Shares     Value     Capital     Shares  Value     Capital        Stage      Subscribed    (Deficit)
                            ----------  -------  ----------  -------- -------  ----------   ------------  ----------   ------------
Consolidated net (loss)
 for the year
 April 30, 1999                     --  $    --  $       --           $        $            $(1,857,604)               $ (1,857,604)

                            -----------  ------- ----------  -------- -------  ---------    ------------- ----------   ------------
Balances at April 30,1999   42,275,734   42,276   8,896,828    83,300     83    373,738      (8,807,668)   (504,000)          1,257

Common stock issued          5,210,000    5,210      79,412                                                                  84,622

Cancellation of common
 stock                      (3,100,000)  (3,100)   (275,900)                                                 279,000             --

Common stock issued in
 exchange for services
 rendered                    5,100,000    5,100   1,649,400                                                               1,654,500

Prior common stock
 subscribed reclassified            --       --          --                                                  225,000        225,000

Common stock issued in
 exchange for debt
 reductions and officer's
 salary                     15,509,000   15,509   1,113,776                                                               1,129,285

Common stock issued in
 settlement of lawsuits      3,000,000    3,000     193,600                                                                 196,600

Consolidated net (loss)
 for the year
 April 30, 2000                     --       --          --                                  (2,990,515)                 (2,990,515)
                            -----------  ------- ----------   --------  -------  ---------  -------------  ----------  -------------

Balances at April 30,1999   67,994,734   67,995  11,657,116    83,300     83    373,738     (11,798,183)         --         300,749

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 1988 TO 2000
                                  (CONTINUED)

                                       Common                          Preferred
                           -------------------------------- --------------------------------  (Deficit)                  Total
                                                                                              During the   Common      Stockholders'
                                         Par      Paid in                 Par      Paid in   Development    Stock        Equity
                             Shares     Value     Capital     Shares     Value     Capital       Stage    Subscribed    (Deficit)
                           ----------  -------  ----------    --------  -------  ---------- ------------- ----------   ------------
Common stock issued in
 exchange for prior
 services rendered          3,000,000  $ 3,000  $   267,000            $        $           $             $            $    270,000

Common stock issued in
 settlement of lawsuit        500,000      500       19,000                                                                  19,500

Common stock issued         1,400,000    1,400       33,600                                                                  35,000

Common stock issued for
 services and cash          1,000,000    1,000        9,000                                                                  10,000

Common stock issued in
exchange for reduction
in accounts payable and
current services rendered   4,500,000    4,500      205,500                                                                 210,000

Preferred stock converted
 to common stock (1:40)     1,200,000    1,200      123,800   (30,000)     (30)   (124,970)                                      --

Consolidated net (loss)
 for the year
 April 30, 2000                   --       --            --                                   (1,198,434)                (1,198,434)
                           ----------- -------- ------------  -------- -------- ----------- ------------- ------------ -------------

Balance at April 30, 2000  79,594,734  $79,595  $12,315,016    53,300  $    53  $  248,768  $(12,996,617) $        --  $   (353,185)
                           =========== ======== ============   ======= ======== =========== ============= ============ ============



See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the        For the        For the
                                        Inception        Year           Year           Year
                                           To           Ended          Ended          Ended
                                        April 30,     April 30,      April 30,      April 30,
                                          2000           2000           1999           1998
                                      -------------  -------------  -------------  ------------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES:
  Net income                          $(12,996,617)  $ (1,198,434)  $ (2,990,515)  $ (1,857,604)
   Adjustments to reconcile net
   (loss) to net Cash used by
   operations:
      (Loss) on disposal of segment     (3,836,964)            --             --             --
      Loss on permanent impairment
       of marketable securities          1,120,050             --             --      1,027,500
      (Gain) loss on sale of
        marketable securities               (7,467)            --        (51,375)        (3,677)
      Write down of investment              25,000             --             --             --
      Depreciation                          12,346          2,678          3,198          1,459
      Increase in allowance for
       uncollectible amounts               372,948          2,310             --          8,333
      Professional fees                     12,885             --             --             --
      Outside services paid by
       issuance of common stock          1,580,923        361,471        902,250         51,167
      Reclassification of common
       stock subscribed                    225,000             --        225,000             --
      Officer's salary related to
       common stock issued               1,697,328             --        748,305        540,000
      Operating expenses paid by
       officer                             110,699             --         11,694         99,005
      Loan fees related to common
       stock issued                      1,049,016             --        239,016             --
      Write-down of screenplays             49,800             --             --             --
      Loss of fixed asset disposal           1,253             --             --             --
      Research and development              88,000             --             --             --
      Interest expense                     349,745             --             --             --
      Forgiveness of interest               (8,901)            --             --             --
      Maritime loss                      3,462,825             --             --             --
      Forgiveness of debt                 (123,994)            --             --             --
      Stock issued in litigation
       settlement                          429,978         19,500        410,478             --

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For the        For the        For the
                                        Inception        Year           Year           Year
                                           To           Ended          Ended          Ended
                                        April 30,     April 30,      April 30,      April 30,
                                          2000           2000           1999           1998
                                      -------------  -------------  -------------  ------------
CASH FLOWS PROVIDED (USED) BY
  OPERATING ACTIVITIES: (continued)

   (Increase) decrease in:
      Inventory write-off                       --          7,506         (2,181)        (5,325)
      Prepaid expenses                     759,940        788,250         (9,057)       (19,253)
      Interest in notes receivable          (5,567)        (2,567)            --             --
      Interest receivable                  (25,000)            --             --         (8,333)
    Increase (decrease) in:
      Accounts payable and accrued
       expenses                            393,760         17,406        127,275         94,500
      Preferred stock subscription          10,000             --             --             --
      Estimated future cost of
       discounted operations                 3,125             --             --             --
      Accounts payable - Vintage
       Group, Inc.                          45,574             --             --             --
                                      -------------  -------------  -------------  ------------
          Net Cash Flows (Used) by
           Operating Activities         (5,204,315)        (1,880)      (385,912)       (72,228)
                                      -------------  -------------  -------------  ------------

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                       For the        For the        For the
                                        Inception        Year           Year           Year
                                           To           Ended          Ended          Ended
                                        April 30,     April 30,      April 30,      April 30,
                                          2000           2000           1999           1998
                                      -------------  -------------  -------------  ------------
CASH FLOWS PROVIDED (USED) BY
INVESTING ACTIVITIES:
    Loans made                        $   (375,757)  $    (35,000)  $         --   $        --
    Investment in marketable
     equity securities                    (238,550)            --             --            --
    Proceeds from sale of securities
     (Note 4)                              440,743             --        107,451         3,677
    Sale of common stock                    13,550             --             --            --
    Investment in screenplays              (40,000)            --             --            --
    Purchase of property and equipment     (26,881)            --         (7,469)      (10,417)
    Advances to officers                   (91,627)            --             --       (10,519)
    Investment in production                (1,925)            --             --            --
    Repayments of notes receivable           6,000             --             --         6,000
                                      -------------  -------------  -------------  ------------
          Net Cash Provided (Used)
           by Investing Activities        (314,447)       (35,000)        99,982       (11,259)
                                      -------------  -------------  -------------  ------------
CASH FLOWS PROVIDED (USED) BY
  FINANCING ACTIVITIES:
    Proceeds from issuance of common
     stock                               4,906,325         36,000         84,622        65,233
    Proceeds from issuance of
     convertible preferred stock           135,003             --             --            --
    Increase in paid-in capital             99,866             --             --            --
    Proceeds from issuance of
     convertible notes payable              59,025             --             --            --
    Advances from officer                  325,174          1,099        165,340            --
    Repayments of advances from
     officer                               (44,785)            --         (3,083)           --
    Advances from Vertex Marketing          39,400             --         39,400            --
                                      -------------  -------------  -------------  ------------
          Net Cash Provided by
          Financing Activities           5,520,008         37,099        286,279        65,233
                                      -------------  -------------  -------------  ------------
NET INCREASE (DECREASE) IN CASH              1,246            219            349       (18,254)

CASH AT BEGINNING OF PERIOD                      4          1,031            682        18,936
                                      -------------  -------------  -------------  ------------
CASH AT END OF PERIOD                 $      1,250   $      1,250   $      1,031   $       682
                                      =============  =============  =============  ============

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                       For the        For the        For the
                                        Inception        Year           Year           Year
                                           To           Ended          Ended          Ended
                                        April 30,     April 30,      April 30,      April 30,
                                          2000           2000           1999           1998
                                      -------------  -------------  -------------  ------------
NON CASH INVESTING AND
 FINANCING TRANSACTIONS:
   Common stock issued for advance
    to officers                       $     45,447   $         --   $         --   $        --
                                      =============  =============  =============  ============
   Common stock issued in exchange
    for Madera International, Inc.
    stock                             $    377,200   $         --   $         --   $        --
                                      =============  =============  =============  ============
   Increase in additional paid in
   captial - non=reciprocal
   transfer                           $  1,027,500   $         --   $         --   $ 1,027,500
                                      =============  =============  =============  ============
   Payments by officer on behalf
    of Company reducing accounts
    payable                           $     41,914   $         --   $         --   $    41,914
                                      =============  =============  =============  ============
   Payments by officer on behalf
    of Company increasing prepaid
    expense                           $     10,000   $         --   $         --   $    10,000
                                      =============  =============  =============  ============
   Issuance of common stock for
   future services                    $  1,031,250   $         --   $    752,250   $   279,000
                                      =============  =============  =============  ============
   Cancellation of common stock
    subscribed                        $    279,000   $         --   $    279,000   $        --
                                      =============  =============  =============  ============
   Issuance of common stock in
    exchange for debt conversion      $    141,964   $         --   $    141,964   $        --
                                       =============  =============  =============  ============
   Common stock issued for
    reduction in accounts payable     $    127,529   $    127,529   $         --   $        --
                                      =============  =============  =============  ============
   Preferred stock converted to
    common stock                      $    125,000   $    125,000   $         --   $        --
                                      =============  =============  =============  ============

CASH PAID FOR:
      Income taxes                    $      5,600   $         --   $        800   $        --
                                      =============  =============  =============  ============
      Interest                        $         --   $         --   $         --   $        --
                                      =============  =============  =============  ============


See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

Organization

Tridon Enterprises, Incorporated (the Company) was incorporated in the state of Colorado on October 7, 1983 as Turco Computer Systems, Inc. The Company changed its name to Hammer Computer Systems, Inc. September 27, 1984.

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

On January 9, 1998, Tridon Enterprises, Incorporated invested $20,100 in exchange for 25,000 shares of no par value common stock (100% of the stock) of Vertex Corporation. For the period from February 25, 1997 to April 30, 1997, there was no activity in Vertex Corporation, and for the period from May 1, 1997 to January 8, 1998, the activity was immaterial. Therefore, the amounts from Vertex Corporation for the entire year ended April 30, 1998 have been consolidated with Tridon Enterprises, Incorporated.

Tridon Communications Corporation (a wholly-owned subsidiary) was incorporated under the laws of the state of Nevada on March 9, 1999. As of the date of this report the subsidiary has not authorized or issued any shares of common or preferred stock. The only transaction that took place for the year ended April 30, 1999 was a payment of $2,310 made by the parent company on behalf of Tridon Communication to the Federal Communication Commission for a license to operate as a reseller of telecommunication services. This amount has been expensed in the year ended April 30, 2000.

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (CONTINUED)

Basis of Consolidation and Combination

For the year ended April 30, 1994, and all prior periods, the statements of loss, changes in shareholders' equity, and cash flows of Tridon Corporation and Polaris Pictures Corporation are consolidated. All significant intercompany transactions have been eliminated from the financial statements. See Note 9 for disposition of wholly-owned subsidiary. The consolidated financial statements for April 30, 2000 and 1999 include the accounts of Tridon Enterprises, Incorporated and its wholly-owned subsidiary, Vertex Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation. Tridon Communications Corporation was inactive for the period of incorporation, March 9, 1999, to April 30, 2000.

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

Inventory

Inventory was valued at lower of cost (first-in, first-out) or market. Inventory consists of samples of finished products. As of April 30, 2000, inventory has been written off as obsolete.

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

Statements of Cash Flows

For the current year ended April 30, 2000, Tridon Enterprises, Incorporated entered several non-monetary transactions as described below:

Preferred stock consisting of 30,000 shares valued at $125,000 was converted into 1,200,000 common shares.

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Statements of Cash Flows (continued)

The Company issued 4,500,000 shares of common stock in exchange for conversion of payables in the amount of $127,529 and current services rendered in the amount of $82,471. The Company also issued 500,000 shares in settlement of a lawsuit in the amount of $19,500. In addition, the Company issued 3,000,000 shares for services rendered in the amount of $270,000 (See Note 12).

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

For the year ended April 30, 2000, 1,000,000 shares of restricted common stock were issued for $1,000 cash for services as directors fees. This amount has been revalued to $10,000, and an additional $9,000 has been expensed and recorded as additional paid in capital. All other non-cash transactions for common stock for year-end April 30, 2000 are considered reasonably valued.

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Property and Equipment

Depreciation is provided on the straight line and double declining methods over the lives of related assets as follows:
                                                           Period
                                                       --------------
     Computers                                               5 Years
     Furniture and Fixtures                              5 - 7 Years
     Office equipment                                        5 Years
     Leasehold improvements                               27 1/2 Years

Depreciation expense was $2,678, $3,198 and $1,459 for the years ended April 30, 2000, 1999 and 1998, respectively.

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

Marketable Equity Securities

The Companies have adopted the Financial Accounting Standards Board Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS
115). Under the provisions of FAS 115, marketable securities considered available for sale are recorded at fair market value.

Long-Lived Assets

In 1998, the Companies adopted SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In accordance with SFAS 121, long-lived assets held and used by the Companies are reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be fully recoverable.

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (continued)

Long-Lived Assets (Continued)

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

Advertising Costs

The Company classified $36,000 as prepaid advertising costs, per SOP 93-7 prior to April 30, 1999. The Company has produced an infomercial to be aired sometime in the future. Because of the uncertainty of releasing the infomercial, the Company has elected to expense the cost in the year ended April 30, 2000.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consist of the following:

                                                        April 30,
                                             --------------------------------
                                                 2000              1999
                                             --------------    --------------
     Computers                                $     10,259      $     10,259
     Furniture and fixtures                          4,821             4,821
     Equipment                                       2,913             2,913
     Leaseholds improvements                         7,469             7,469
                                             --------------    --------------
                                                    25,462            25,462
     Less: Accumulated Depreciation                 12,180             9,502
                                             --------------    --------------
                                              $     13,282      $     15,960
                                             ==============    ==============

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Advances to Kevin Welch, current President of the Company, as of April 30,1998, were $30,000. During the year ended April 30, 1999, these advances were exchanged for services rendered and expensed as directors' fees. In addition, Mr. Welch advanced $12,501 to the Company in a non-interest bearing loan. During the year ended April 30, 2000, Mr. Welch advanced an additional $1,099 in a non-interest bearing loan. Of the outstanding balance of $130,578, shown in advance from officers at April 30, 1999, $118,077 has been reclassified to advances from shareholders for the year ended April 30, 2000, as explained below.

During the years ended April 30, 1999, net non-interest bearing funds were advanced from Paul Ebeling, a former officer of the Company, to Tridon Enterprises, Incorporated and Subsidiaries. Balances owed by the Companies to Mr. Ebeling were $118,077 for the year ended April 30, 1999. This amount was included in advances from officers' balance. During the year ended April 30, 2000, Mr. Ebeling resigned as an officer of the Company. Advances from Mr. Ebeling were reclassified as advances from shareholders. During the year ended April 30, 1999, Mr. Ebeling converted $10,845 of the amount owed to him into 10,845,000 shares of the Company's common stock. This transaction has been revalued to reflect the fair market value of the common stock at the date of issuance at $.07 per share, or $759,150. The additional value increased paid in capital and officer's salary.

Non-interest bearing advances from Steve Antebi, a shareholder of the Company, were $5,000 as of April 30, 1998. During the year ended April 30, 1999, Mr. Antebi converted $3,464 of the amount owed to him into 3,464,000 shares of the Company's common stock. This transaction has been revalued to reflect to fair market value of the common stock at the date of issuance at $.07 per share, or $242,480. The additional value has increased paid in capital and loan fee expense.

The Subsidiary received $39,400 of advances from Vertex Marketing for the April 30, 1999. Paul Ebeling owns Vertex Marketing 100%.

There are no signed notes for any of these transactions. For additional related party transactions, see Notes 1 (Revaluation of Common Stock) and 4.

NOTE 4 - MARKETABLE EQUITY SECURITIES

The Company has adopted the Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities (FAS
115)". Under the provisions of FAS 115, marketable securities considered available for sale are recorded at fair market value if they have a readily determinable fair value. The corresponding unrealized gain or loss in the fair market value in relation to cost is accounted for as a separate item in the shareholders= equity section of the balance sheet, unless there is a permanent impairment to the marketable security, in which case it is recorded as a loss in the income statement. Management treated its investment in marketable securities as an investment that was available for sale for the year ended April 30, 1998.

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - MARKETABLE EQUITY SECURITIES (CONTINUED)

During the year ended April 30, 1997, the Company purchased 1,000,000 shares of International Forest Industries, Inc. stock with an initial cost of $200,000. At April 30, 1997, the stock was worth $531,250. Subsequent to the year-end, International Forest Industries changed its name to Fluor City International. Subsequent to the balance sheet date, but prior to issuance of the April 30, 1997 report, the stock had several reverse splits and eventually was sold in May 1998 for $107,451. Due to this permanent impairment, the net unrealized holding loss in the amount of $92,550 has been shown as a loss in the statements of operations for the year ended April 30, 1997.

In April 1998, Tridon Enterprises, Incorporated received 20,550,000 shares of North American Exploration Corporation. The shares were received from Paul Ebeling, president of Tridon Enterprises, Incorporated, in a non-reciprocal transfer. The shares were valued at the date of the transfer at $.05 per share, or $1,027,500. Subsequent to the year-end, North American Exploration Corporation issued a statement relating to the cancellation of the 20,550,000 shares issued to Tridon Enterprises, Incorporated, as nominee for Paul Ebeling. Due to this potential permanent impairment of this asset, the entire amount of $1,027,500 was reserved for in the year ended April 30, 1998. During the year ended April 30, 1999, North American stock underwent a reverse split of 1:100. Tridon Enterprises, Incorporated agreed to sell to Paul Ebeling the 205,500 shares after the reverse split for $.25 per share (the fair market value at the date of exchange). The Company recorded a $51,375 gain on sale during the year ended April 30, 1999.

NOTE 5 - NOTE RECEIVABLE

The Company has a $250,000 note receivable from Madera International, Inc. receivable interest only, quarterly, beginning December 31, 1996 at 10% per annum. All unpaid interest and principal were due September 3, 1997. At April 30, 1998, unpaid interest was $25,000. As of April 30, 1997, this receivable and related interest was past due. Therefore, a reserve has been recorded for this receivable and accrued interest. As of the date of this report, the condition of this receivable and accrued interest is unchanged. The Company also advanced $2,310 to Tridon Communications in 1999. A reserve has also been recorded for this amount as of April 30, 2000.

NOTE 6 - INCOME TAXES

The provision for income taxes consists of:
                                                          April 30,
                                    -----------------------------------------
                                         2000           1999          1998
                                    -----------     -----------    ----------
Federal                             $       --       $      --      $     --
State                                      800             800           800
                                    -----------     -----------    ----------
                                           800             800           800
Deferred Taxes                              --              --            --
                                    -----------     -----------    ----------
Provision for Income Taxes          $      800       $     800      $    800
                                    ===========     ===========    ==========

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (CONTINUED)

Loss Carryforwards

Tridon Enterprises, Incorporated has net operating loss carryforwards that are from HCSI prior to its merger with Tridon Enterprises, Incorporated. The amounts that the Company may ultimately apply to future taxable income may be limited by application of tax law. Tentative expiration dates of these losses are as follows:

                            2000                          $     475,000
                            2001                              1,401,000
                            2002                              1,001,000
                                                          -------------
                                              Totals      $   2,877,000
                                                          =============

Subsequent to the merger of HCSI and Tridon Development Corporation, the Company has accumulated a tax loss carryforward of approximately $4,800,000 for federal tax purposes and a $2,040,000 tax loss carryforward for California franchise tax purposes. Federal net operating losses (NOL's) are carried forward 15 - 20 years and expire between 1999 and 2020. State NOL's are carried forward 5 years and expire between 1999 and 2005.

In addition, Polaris Pictures Corporation (Polaris) had accumulated a tax loss carryforward of approximately $265,000 for federal tax purposes, whose net operating loss carryforwards expire in 2009.

Vertex Corporation has a net operating loss of approximately $19,000, which expires in 2013, and a net operating loss of approximately $128,000, which expires in 2019 and 2020 if not utilized.

All loss carryforward amounts are subject to review and revision by tax authorities.

NOTE 7 - DEFERRED INCOME TAXES

The net deferred tax amount included in the accompanying balance sheets for the years ended April 30, include the following amounts of deferred tax assets and liabilities:
                                               2000               1999
                                          ---------------    ---------------
Deferred Tax Asset - Non-current           $   2,801,800      $   2,876,113
Deferred Tax Liability - Non-current                  --
Less Valuation Allowance                      (2,801,800)        (2,876,113)
                                          ---------------    ---------------
                                           $          --      $          --
                                          ===============    ===============

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEFERRED INCOME TAXES (CONTINUED)

The deferred tax asset results mainly from the net operating loss carryforward for federal and state income tax purposes.

Due to the Company's going concern problem, a valuation for the full amount of the asset has been recorded. The valuation allowance decreased by $74,313 for the year ended April 30, 2000.

NOTE 8 - OFFERING OF CUMULATIVE CONVERTIBLE PREFERRED STOCK

In June 1994, the Company offered $1,000,000 of 7% cumulative convertible preferred stock at $10 per share in a private placement memorandum. The preferred stock is convertible to 4,000,000 shares of common stock one year after issuance and may be called by the Company two years after the issue date.

During the year ended April 30, 1996, $150,000 of advances from an officer was converted to 15,000 cumulative convertible preferred shares. As of April 30, 1999, 83,300 cumulative convertible preferred shares were issued and outstanding. Dividends in arrears on the cumulative preferred stock were $65,953 and $49,622 for the years ended April 30, 1999 and 1998, respectively. During the year ended April 30, 2000, 30,000 preferred shares were converted into common stock. Cumulative dividends in arrears on those preferred stocks were $42,050. Cumulative dividends in arrears on remaining preferred stock is $87,464.

For the years ended April 30, 2000, 1999 and 1998, no dividends were declared or paid.

NOTE 9 - DISPOSITION OF WHOLLY-OWNED SUBSIDIARIES

On April 29, 1995, the Board of Directors of Tridon Enterprises, Incorporated irrevocably transferred in trust 100% of the stock of Polaris Pictures Corporation to be held for the benefit of the creditors of Polaris.

On April 29, 1996, Paul Ebeling resigned as an officer/director of Polaris Pictures Corporation. Consequently, Tridon and Polaris are not under common control.

The financial statements reflect the disposition of Polaris as a discontinued operation in accordance with generally accepted accounting principles. A gain of $3,836,964 is recognized in the statement of operations.

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

Tridon Enterprises, Incorporated and its subsidiary, Vertex Corporation have suffered substantial losses since inception. In order for the Company to continue as a going concern, Tridon Enterprises, Incorporated and Subsidiaries are dependent upon their ability to raise capital from various sources, including loans from shareholders and others as well as the development of an ongoing source of revenue.

The continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. It is the Company's belief that it will continue to incur losses during the coming year and possibly require additional funds. The additional funding will be accomplished by seeking additional funds from private or public equity investments, and possible future collaborative agreements to meet such needs, in order that the Company will be a viable entity. The Company's ability to achieve these objectives cannot be determined at this time.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company was sharing office space with their subsidiary. The lease was at $3,269 per month, expiring September 30, 2001. Due to inactivity of the Company and its subsidiary, this space was vacated in June 1999. The space was re-leased and no action has been taken by the landlord against the subsidiary. The Company and its subsidiary are currently working out of one of the officer's office. Rent expense relative to this lease was charged to operations, and for the years ended April 30, 2000, 1999 and 1998 was $3,239, $35,080 and $14,400,
respectively.

The Company previously leased a vehicle on a month-to month basis. Rent expense relative to this lease was charged to operations, and for the year ended April 30, 1998 was $5,400. Auto expense for the fiscal years ended April 30, 1998 of approximately $2,700 was paid directly by the president of the Company. The Company plans to repay this expense when funds are available. This expense has been included in the amount due officer.

At the end of the fiscal year April 30, 1999, the Company was the defendant in three lawsuits. Two of the three were settled in exchange for the Company's stock. One judgment for $196,600 was settled for 3,000,000 shares of Tridon Enterprises stock. In the second lawsuit, a company paid Tridon Enterprises, Incorporated $10,000 cash during the year and was awarded 2,000,000 shares of stock subsequent to year-end. The $196,600 and $10,000 are shown in the stockholders' equity section and the $196,600 has also been expensed as part of the litigation settlement expense. As of April 30, 2000, the Company is a defendant in a lawsuit that has not been settled as of the date of this report, although a judgment in the amount of $213,878 has been entered against Tridon Enterprises, Incorporated. This amount has been accrued and is included in accounts payable.

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - COMMON STOCK SUBSCRIBED

During the fiscal year ended April 30, 1998, 3,100,000 shares of common stock were issued for future services to be rendered, valued at $279,000. For the year ending April 30, 1999, the Company was to cancel these shares and elected to reverse out the common stock issued, due to non-performance. However, for the year ending April 30, 2000, the Company did complete one of the transactions and issued 3,000,000 shares of common stock valued at $270,000, for consulting services rendered.

NOTE 13 - PREPAID CONSULTING FEES

During the fiscal year ended April 30, 1999, the Company entered into five consulting agreements for future services. In exchange for these services, 3,300,000 shares of common stock were issued, valued at $1,504,500. The agreements were all for a one-year period commencing November 2, 1998. As of April 30, 1999, $752,250 of those consulting agreements had been earned and $752,250 was unearned and were classified as a prepaid expense. During the year ended April 30, 2000 the remaining $752,250 prepaid expense was earned and charged to expense.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to the year-end, the Company entered into a "Plan of Reorganization Agreement" with BzAds.com, Inc. (BzAds). This agreement calls for the exchange of each Company's stock whereby BzAds will become a wholly-owned subsidiary of the Company, and BzAds will continue to operate as a separate legal entity. As of the date of this report, their agreement has not been finalized.

The "Plan of Reorganization Agreement" with Satellite Link Communications, noted in the April 30, 1999 financial statement footnotes has been abandoned.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

ITEM 10.  Directors and Officers of the Registrant

Officers and Directors of the Company as of April 30, 2000 are as follows:

Name                       Age            Position
----                       ---            --------
Kevin Welch                38             CEO, Secretary/Treasurer and Director
Nicolas Weider             41             Director

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

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) ("Section 16(a)") of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent (10%) of the Company's Common Stock, to file initial reports of ownership on Form 3 and reports of changes in ownership on Form 4 with the Securities and Exchange Commission (the "SEC") and any national securities exchange on which the Company's securities are registered. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on a review of the copies of such forms furnished to the Company and representations from the executive officers and directors that no other reports were required, the Company believes that during fiscal 2000, its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11.  Executive Compensation

The following is a summary of executive compensation for the last three fiscal years ended April 30:

                                   2000         1999        1998
                                   ----         ----        ----
          Kevin Welch              $  0         $  0        $  0


Director Compensation

     On March 13, 2000, Nicolas Weider, a director, was issued one million (1,000,000) shares of restricted common stock. The shares were issued as director's fees for serving on the Board of Directors for the fiscal years ending April 30, 1999 and April 30, 2000 and have been valued at $10,000.

     During the year ended April 30, 1999, Kevin Welch was issued 500,000 shares of restricted common stock. The shares were issued as director's fees for serving on the Board of Directors for the 1999 fiscal year. The shares are valued at $17,500.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth in the beneficial ownership of the Company's common stock be each person known to he Company to be the beneficial owner of more than five percent of the outstanding common stock of the Company and by directors and executive officers of the Company, both individually and as a group.

                                       Shares                   Percentage
Beneficial Owner                   Beneficially Owned           of Class (1)
----------------                   ------------------           ------------
Antebi Children's Insurance
Trust of 1995
345 North Maple Drive
Beverly Hills, CA 90210                15,452,444                    19.41%

Tridon Trust
19 Rue Du Penthievre
75008 Paris, France                    16,917,712                    21.25%

Kevin Welch
PO Box 16244
Beverly Hills, CA 90209                 2,825,000                     3.55%

Nicolas Weider
PO Box 16244
Beverly Hills, CA  90209                1,325,000                     1.66%

All Officers and Directors
As a Group (2 persons)                  4,150,000                     5.21%

(1) Percentage is based on 79,594,734 common shares issued and outstanding as of April 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On March 13, 2000 Nicolas Weider, a director, was issued one million (1,000,000) shares of common stock, with a value of $10,000 (see Note 1 to Financial Statements). Shares were issued as director's fees for serving on the Board of Directors for the fiscal years ending April 30, 1999 and April 30, 2000.

On June 23, 1999, Mr. Paul Ebeling, a former officer and director of the Company, entered into a definitive written agreement with an unrelated third party, known as Tridon Trust, to sell all right, title and interest in and to the Series A Preferred Stock and Shares of Common Stock of the Company owned by Mr. Eberling. The sale and purchase agreement closed on July 1, 1999.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          1.   Financial Statements: included in Item 8, Part II of this report.

          2.   Exhibits required to be filed by this report:

    Exhibit
     Number         Description
    -------         -----------
      2.1           Agreement of Reorganization with BzAds.com, Inc. (1)

      3             Articles of Incorporation and Bylaws

                     (a) Certificate of Amendment to Articles of Incorporation
                         dated October 7, 1983 and Articles of Incorporation dated October 7, 1983. (2)

                     (b) Certificate of Amendment to Articles of Incorporation
                         dated August 30, 1984 and Articles of Incorporation dated September 27, 1984 (2)

                     (c) Bylaws (2)

                     (d) Certificate of Amendment to Articles of Incorporation
                         dated January 20, 1994. (2)

                     (e) Certificate of Amendment to Articles of Incorporation
                         dated April 24, 1996. (2)

          (1) Incorporated herein by reference to the Registrant's 8-K Current Report filed June 6, 2000.

          (2)  Incorporated   by  reference   from  Form  S-18  filed  with  the
               Securities and Exchange Commission, Commission File No. 0-13628, filed for fiscal year ended April 30, 1985.

     (b)  Reports on Form 8K

     On June 6, 2000, the Company filed an 8-K Current Report to announce it entered into an agreement of reorganization with BzAds.com, Inc. ("BzAds"), a Delaware Corporation. To accomplish the acquisition, the Company intends to issue shares of its voting common stock to the shareholders of BzAds in exchange of all of the issued and outstanding shares of common stock of BzAds. BzAds shall receive that number of shares of common stock of the Company following the merger that will result in BzAds owning ninety five percent (95%) of the issued and outstanding shares of the Company following the acquisition.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and on the dates indicated by the undersigned thereunto duly authorized.

                                         TRIDON ENTERPRISES INCORPORATED


                                          /s/ Kevin Welch
Date:     September 15, 2000         By:  --------------------------
                                          Kevin Welch
                                          Acting Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Kevin Welch         Acting CEO,                 September 15, 2000
  -------------------     Secretary/Treasurer
  Kevin Welch             and Director


  /s/ Nicholas Weider     Director                    September 15, 2000
  -------------------
  Nicholas Weider, M.D.