Form 10-Q
period 2000-07-31
TRIDON ENTERPRISES INC
filed 2000-10-10
CIK 763245

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended July 31, 2000

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

As  of  July  31,  2000,  there  were  79,644,734  shares   outstanding  of  the
Registrant's common stock, $.001 par value.

                         TRIDON ENTERPRISES INCORPORATED
                                      10-Q

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Balance Sheets.........................................    3

                Statement of Operations ...............................    4

                Statements of Cash Flows ..............................    5-6

                Notes to Consolidated Financial Statements ............    7

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation...............................................  10

Part II.   Other Information

   Item 4.      Results of Votes of Security Holders ...................  11

   Item 6.      Exhibits and Reports on Form 8-K .......................  12

   Signatures .........................................................   12

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                                 Balance Sheets
                        July 31, 2000 and April 30, 2000

                                     Assets
                                                                 July 31, 2000     April 30, 2000
                                                                  (Unaudited)         (Audited)
                                                                 -------------     --------------
Current Assets:
     Cash                                                        $        724      $     1,250
     Notes Receivable and Interest Receivable                         277,310          277,310
     Less Allowance for Bad Debt                                     (277,310)        (277,310)
     Loans Receivable and Related Interest                             37,567           37,567
                                                                 -------------     --------------
         Total Current Assets                                          38,291           38,817
Furniture and Equipment - at Cost                                      25,462           25,462
     Accumulated Depreciation                                         (12,816)         (12,180)
                                                                 -------------     --------------
         Net Furniture and Equipment                                   12,646           13,282
                                                                 -------------     --------------
         Total Assets                                            $     50,937      $    52,099
                                                                 =============     ==============
                 Liabilities And Stockholders' Equity (Deficit)
Current Liabilities:
     Accounts Payable and Accrued Expenses                       $    240,767      $   232,671
     Advances from Stockholder                                        119,613          119,613
     Advances from Officers                                            13,600           13,600
     Advances from Vertex Marketing                                    39,400           39,400
                                                                 -------------     --------------
         Total Current Liabilities                                    413,380          405,284
Commitments And Contingencies                                               -                -
                                                                 -------------     --------------
         Total Liabilities                                            413,380          405,284
                                                                 -------------     --------------
Stockholders' Equity (Deficit):
     Common Stock, $.001 Par Value, 100,000,000 Shares
      Authorized, 79,794,734 and 79,594,734 Shares Issued
      And Outstanding Respectively                                     79,795           79,595
     Preferred Stock, 7% Cumulative Convertible, Par Value
         $.001, 20,000,000 Shares Authorized, 53,300 Shares
         Issued And Outstanding                                            53               53
     Additional Paid-In Capital                                    12,568,585       12,563,784
     Deficit Accumulated During Development Stage                 (13,010,876)     (12,996,617)
                                                                 -------------     --------------
         Total Stockholders' Equity (Deficit)                        (362,443)        (353,185)
                                                                 -------------     --------------
         Total Liabilities And Stockholders' Equity (Deficit)    $     50,937      $    52,099
                                                                ==============     ==============

See accompanying notes to financial statements.

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                            Statements Of Operations

                                                                             Three Months     Three Months
                                                            Inception To       Ended             Ended
                                                            July 31, 2000   July 31, 2000    July 31, 1999
                                                            -------------   -------------    -------------
Revenue:
     Net Sales                                              $    151,729    $          0     $          0
     Cost of Sales                                               182,581               0                0
                                                            -------------   -------------    -------------
Gross Loss                                                       (30,852)              0                0
                                                            -------------   -------------    -------------
Operating Expenses:
     General and Administrative                                6,192,626           8,459          389,832
     Consulting Fees                                             752,250               0                0
     Research and Development                                    132,697               0                0
     Computer Software Development Costs                         630,066               0                0
     Interest                                                    874,175           5,000                9
                                                            -------------   -------------    -------------
         Total Operating Expenses                              8,581,814          13,459          389,841
                                                            -------------   -------------    -------------
         Net Loss from Operations                             (8,612,666)        (13,459)        (389,841)
                                                            -------------   -------------    -------------
Other Income (Expense)
     Consulting Fees Related to Common Stock Issued           (1,049,016)              0                0
     Officer's Salary Related to Common Stock Issued          (1,157,328)              0                0
     Interest                                                     94,099               0                0
     Casualty Loss - Boat                                     (3,000,000)              0                0
     Gain on Settlement                                          411,495               0                0
     Forgiveness of Interest                                       8,901               0                0
     Forgiveness of Debt                                         123,994               0                0
     Realized Gain on Disposition of Marketable Securities         2,720               0                0
     Loss on Permanent Impairment of Securities               (1,120,050)              0                0
     Miscellaneous                                                 7,516               0                0
     Bad Debt Expense                                           (353,732)              0                0
     Litigation Settlement                                      (429,978)              0                0
                                                            -------------   -------------    -------------
              Total Other Income (Loss)                       (6,461,379)              0                0
                                                            -------------   -------------    -------------
Loss from Continuing Operations Before Income Tax
Benefit (Expense)                                            (15,074,045)        (13,459)        (389,841)
Income Tax Benefit (Expense)                                      80,205            (800)            (800)
                                                            -------------   -------------    -------------
Loss from Continuing Operations                              (14,993,840)        (14,259)        (390,641)
Gain on Disposal of Segment                                    3,836,964               0                0
Loss on Discontinued Operations                               (1,854,000)              0                0
                                                            -------------   -------------    -------------
Net Loss                                                    $(13,010,876)   $    (14,259)    $  (390,641)
                                                            =============   =============    ============
Loss Per Share                                                              $       (.00)    $       (.01)
                                                                            =============    ============
Weighted Average Number of Shares Outstanding                                 79,644,734       67,994,734
                                                                            =============    ============

See accompanying notes to financial statements.

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                            Statements Of Cash Flows

                                                                             Three Months     Three Months
                                                            Inception To       Ended             Ended
                                                            July 31, 2000   July 31, 2000    July 31, 1999
                                                            -------------   -------------    -------------
Cash Flows From Operating Activities:
   Net Loss                                                 $(13,010,876)   $    (14,259)    $   (390,641)
     Adjustments to Reconcile Net Loss to Net
      Cash Provided (Used) by Operations:
       Loss on Disposal of Segment                            (3,836,964)              0                0
       Loss on Permanent Impairment of Marketable
         Securities                                            1,120,050               0                0
       Gain on Sale of Marketable Securities                      (7,467)              0                0
       Write-Down of Investment                                   25,000               0                0
       Depreciation                                               12,982             636              815
       Increase in Allowance for Bad Debts                       372,948               0                0
       Professional Fees                                          12,885               0                0
       Outside Services Paid by Issuance of Common Stock       1,580,923               0                0
       Officers' Salaries Related to Common Stock Issued       1,697,328               0                0
       Operating Expenses Paid by Officer                        110,699               0                0
       Loan Fees Related to Common Stock Issued                1,049,016               0                0
       Write-Down of Screenplays                                  49,800               0                0
       Loss on Fixed Asset Disposal                                1,253               0                0
       Research and Development                                   88,000               0                0
       Interest Expense                                          354,745           5,000                0
       Reclassification of Common Stock Subscribed               225,000               0                0
       Forgiveness of Interest                                    (8,901)              0                0
       Maritime Loss                                           3,462,825               0                0
       Forgiveness of Debt                                      (123,994)              0                0
       Stock Issued in Litigation Settlement                     429,978               0                0
     (Increase) Decrease in:
       Prepaid Expenses                                          759,940               0          376,125
       Notes Receivable                                           (5,567)              0                0
       Interest Receivable                                       (25,000)              0                0
     Increase (Decrease) in:
       Accounts Payable and Accrued Expenses                     401,857           8,097           14,123
       Preferred Stock Subscription                               10,000               0                0
       Estimated Future Cost of Discontinued Operations            3,125               0                0
       Accounts Payable - Vintage Group, Inc.                     45,574               0                0
                                                            -------------   -------------    -------------
         Net Cash Provided (Used) by
           Operating Activities                               (5,204,841)           (526)             422
                                                            -------------   -------------    -------------


See accompanying notes to financial statements.

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                            Statements Of Cash Flows
                                   (Continued)

                                                                             Three Months     Three Months
                                                            Inception To       Ended             Ended
                                                            July 31, 2000   July 31, 2000    July 31, 1999
                                                            -------------   -------------    -------------
Cash Flows From Investing Activities:
   Loans Made                                                   (375,757)              0                0
   Investments in Marketable Equity Securities                  (238,550)              0                0
   Proceeds from Sale of Securities                              440,743               0                0
   Sale of Common Stock                                           13,550               0                0
   Investment in Screenplays                                     (40,000)              0                0
   Purchase of Furniture and Equipment                           (26,881)              0                0
   Advances to Officers                                          (91,627)              0                0
   Investment in Production                                       (1,925)              0                0
   Repayments of Notes Receivable                                  6,000               0                0
                                                            -------------   -------------    -------------

       Net Cash Provided (Used) by Investing Activities         (314,447)              0                0
                                                            -------------   -------------    -------------

Cash Flows From Financing Activities:
   Proceeds from Issuance of Common Stock                      4,906,325               0                0
   Proceeds from Issuance of Convertible Preferred Stock         135,003               0                0
   Increase in Paid-In Capital                                    99,866               0                0
   Proceeds from Issuance of Convertible Notes Payable            59,025               0                0
   Advances from Officer                                         325,174               0                0
   Repayments of Advances from Officer                           (44,785)              0                0
   Advances from Vertex Marketing                                 39,400               0                0
                                                            -------------   -------------    -------------

       Net Cash Provided By Financing Activities               5,520,008               0                0
                                                            -------------   -------------    -------------

Net Increase in Cash                                                 720            (526)             422
Cash at Beginning of Period                                            4           1,250            1,031
                                                            -------------   -------------    -------------

Cash at End of Period                                       $        724    $        724     $      1,453
                                                            =============   =============    ============



See accompanying notes to financial statements.

                         Tridon Enterprises Incorporated
                      (A Company in the Development Stage)
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

In the opinion of management, the accompanying unaudited financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2000, the results of its operations for the three month periods ended July 31, 2000, and its cash flows for the three month periods ended July 31,2000. Operating results for the three month period ended July 31, 2000, are not necessarily indicative of the results that may be expected for the year ended April 30, 2001.


1.   Organization and Summary of Significant Accounting Policies:

     Organization

Tridon Enterprises Incorporated (the Company) was incorporated in the state of Colorado on October 7, 1983 as Turco Computer Systems, Inc. The Company changed its name to Hammer Computer systems, Inc. on September 27, 1984. On October 10, 1989 the shareholders voted to merge with Tridon Development Company, HCSI being the surviving Corporation. The Articles of Incorporation were amended to change the Company name, new directors were elected and the Plan of Merger was approved by shareholders voting in person or by proxy. As a result of the merger effective October 10, 1989 Hammer Computer Systems, Inc. exchanged 600 shares of common stock in HCSI for each of the 30,000 shares of outstanding common stock of Tridon Development Corporation


All of the assets of the Company have been presented at their cost or estimated fair value.


 Common Shares and Earnings per Share

The computation of income per share is based on the weighted average number of shares outstanding during each fiscal period. To calculate earnings per share, a base of 79,644,734 shares was used for July 31, 2000.

                         Tridon Enterprises Incorporated
                      (A Company in the Development Stage)
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

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

On June 23, 1999, Mr. Ebeling entered into a definitive written agreement with an unrelated third party to sell all right, title and interest in and to the Series A Preferred Stock and Shares of Common Stock of the Company. The sale and purchase agreement will close on July 1, 1999 at which time Mr. Ebeling will own no further shares of stock in the Company. On March 15, 2000, Nick Wieder, a director of the Company, was issued one million shares of common stock of the Company as director's fees for the fiscal years ending April 30, 1999 and April 30, 2000.

                         Tridon Enterprises Incorporated
                      (A Company in the Development Stage)
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

3.   Income Taxes

On April 30, 1987, HCSI and its subsidiary, Certified Software, had a net operating loss carry forward, which may or may not be utilized for tax purposes. Due to timing differences in recording financial reporting and taxable income, HCSI and Certified had net operating loss carry forwards available to reduce future federal taxable income of approximately $2,877,000, expiring as follows:


Year of Expiration          HCSI          Certified        Total
------------------          ----          ---------        -----
2000                         118,000        357,000        475,000
2001                       1,241,000        160,000      1,401,000
2002                         608,000        393,000      1,001,000


Subsequent to the merger of HCSI and Tridon Development Corporation, the Company accumulated a loss carry forward of approximately $524,000 for federal income tax purposes and a $259,000 tax loss carry forward for California tax purposes. Federal net operating losses (NOL's) are carried forward fifteen years and expire between 2004 and 2009. State NOL's are carried forward for five years and expire between 1997 and 2000. All loss carry forward amounts are subject to review by tax authorities.


4.   Notes Receivable

Madera International Negotiable Promissory Note declared in default on June 29, 1998 and collection proceedings are contemplated for $349,997.00, including principal, interest, late charges and interest on late charges.


5.   Furniture and Equipment

Furniture and equipment is recorded at purchase cost and depreciation is calculated over 5 years using the straight line method. For the quarter ended July 31, 2000 there were no purchases of furniture and equipment by the Corporation.

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

     As of the date of this filing, the authorized capitalization of the Company consists of 100,000,000 shares of Common Stock, with a par value of $.001 per share and there are 79,644,734 shares issued and outstanding. The Company also has 20,000,000 shares of Convertible Preferred Stock, with a par value of $.001 per share, of which 53,300 shares are issued and outstanding as of this date of this filing.

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

     The proposed acquisition is subject to certain conditions precedent and the completion of certain items of due diligence as between the Company and BzAds. To accomplish, the Company and BzAds will permit their authorized representatives to have full access to the premises and books, files and records of each other at any reasonable time and in any reasonable manner, and will furnish each other at such time such financial and operating data and other information with respect to its business and properties as each shall reasonably request so that the due diligence and pre-acquisition contingencies can be completed.

     The Company anticipates the completion of the acquisition with BzAds to be completed on or before October 31, 2000. However, both the Company and BzAds have agreed that this date may be extended by mutual consent of parties.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's auditors has expressed uncertainty to continue as a going concern. The Company and its subsidiaries have suffered substantial losses since inception. In order to continue as a going concern, the Company is dependent upon management's ability to raise capital from various sources, including loans from shareholders, advances from officers and the development of an ongoing source of revenue.

     In efforts to develop an ongoing source of revenue, the Company executed a reorganization agreement with BzAds on June 6, 2000. Should the reorganization with BzAds.com, Inc. fail to finalize, the Company's future is uncertain as to the ability to meet the financial commitments required to maintain current SEC filings and to meet working capital requirements.


PART II-OTHER INFORMATION

Items 1 through 3.  No response required.


Item 4. Submission of Matters to a Vote of Security Holders.

As of the date of this report, the Company has not submitted a proxy to the Securities and Exchange Commission regarding the reorganization with BzAds.com and other matters that require shareholder approval. It is anticipated that the submission of a proxy to the Securities and Exchange Commission will occur before the end of the Company's second fiscal quarter October 31, 2000.

Item 5. Exhibits and Reports of Form 8-K.

     (a)  Exhibits

     27.1      Financial Data Schedule


      (b) Reports on Form 8-K

     On June 6, 2000, the Company filed an 8-K Current Report to (1) report on June 1, 2000, the Board of Directors of Tridon Enterprises, Inc. accepted Satellite Link Communications, Inc. request and granted a release from the agreement of reorganization dated August 2, 1999; and (2) announce it entered into an agreement of reorganization with BzAds.com, Inc. ("BzAds"), a Delaware Corporation. To accomplish the acquisition, the Company intends to issue shares of its voting common stock to the shareholders of BzAds in exchange of all of the issued and outstanding shares of common stock of BzAds. BzAds shall receive that number of shares of common stock of the Company following the merger that will result in BzAds owning ninety five percent (95%) of the issued and outstanding shares of the Company following the acquisition.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRIDON ENTERPRISES INCORPORATED
                                   Registrant



Date: October 6, 2000              /s/ Kevin Welch
                                   -----------------------------------
                                   Kevin Welch, CEO and Director