Form 10-Q
period 2000-10-31
TRIDON ENTERPRISES INC
filed 2000-12-14
CIK 763245

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended October 31, 2000

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

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]. As of October 31, 2000, there were 79,794,734 shares outstanding of the Registrant's common stock, $.001 par value.

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

Part I. Financial Information

Item 1. Financial Statements

                                                TRIDON ENTERPRISES INCORPORATED
                                              (A Company In The Development Stage)
                                                         Balance Sheets
                                              October 31, 2000 and April 30, 2000

                                     Assets
                                                            October 31, 2000     April 30, 2000
                                                            ----------------     --------------
                                                               (Unaudited)         (Audited)
Current Assets:
     Cash                                                      $        460       $    1,250
     Notes Receivable and Interest Receivable                       277,310          277,310
     Less Allowance for Bad Debt                                   (277,310)        (277,310)
     Loans Receivable and Related Interest                           37,567           37,567
                                                               ------------       ----------
         Total Current Assets                                        38,027           38,817
Furniture and Equipment - at Cost                                    25,462           25,462
     Accumulated Depreciation                                       (13,403)         (12,180)
                                                               ------------       ----------
         Net Furniture and Equipment                                 12,059           13,282
                                                               ------------       ----------
         Total Assets                                          $     50,086       $   52,099
                                                               ============       ==========
                 Liabilities And Stockholders' Equity (Deficit)
Current Liabilities:
     Accounts Payable and Accrued Expenses                     $    260,038     $    232,671
     Advances from Stockholder                                      119,613          119,613
     Advances from Officers                                          16,600           13,600
     Advances from Vertex Marketing                                  39,400           39,400
                                                               ------------       ----------
         Total Current Liabilities                                  435,651          405,284
Commitments And Contingencies                                             -                -
                                                               ------------       ----------
         Total Liabilities                                          435,651          405,284
                                                               ------------       ----------
Stockholders' Equity (Deficit):
     Common Stock, $.001 Par Value, 100,000,000
      Shares Authorized, 79,794,734 and 79,594,734
      Shares Issued And Outstanding Respectively                     79,795           79,595
     Preferred Stock, 7% Cumulative Convertible,
      Par Value $.001, 20,000,000 Shares Authorized,
      53,300 Shares Issued And Outstanding                               53               53
     Additional Paid-In Capital                                  12,568,585       12,563,784
     Deficit Accumulated During Development Stage               (13,033,998)     (12,996,617)
                                                               ------------       ----------
         Total Stockholders' Equity (Deficit)                      (385,565)        (353,185)
                                                               ------------       ----------
         Total Liabilities And Stockholders'
          Equity (Deficit)                                     $     50,086       $   52,099
                                                               ============       ===========

The accompanying notes are an integral part of these financial statements.

                                                TRIDON ENTERPRISES INCORPORATED
                                              (A Company In The Development Stage)
                                                    Statements Of Operations
                                                          (Unaudited)

                                                            Inception To        Six Months Ended     Six Months Ended
                                                           October 31, 2000     October 31, 2000     October 31, 1999
                                                           ----------------     ----------------     -----------------
Revenue:
     Net Sales                                              $       151,729     $             0      $            0
     Cost of Sales                                                  182,581                   0                   0
                                                           ----------------     ----------------     -----------------
Gross Loss                                                          (30,852)                  0                   0
                                                           ----------------     ----------------     -----------------
Operating Expenses:
     General and Administrative                                   6,215,748              31,581             808,329
Consulting Fees                                                     752,250                   0                   0
     Research and Development                                       132,697                   0                   0
     Computer Software Development Costs                            630,066                   0                   0
     Interest                                                       874,175               5,000                   9
                                                           ----------------     ----------------     -----------------
         Total Operating Expenses                                 8,604,936              36,581             808,338
                                                           ----------------     ----------------     -----------------
         Net Loss from Operations                                (8,635,788)            (36,581)           (808,338)
                                                           ----------------     ----------------     -----------------
Other Income (Expense)
    Consulting Fees Related to Common Stock Issued               (1,049,016)                  0                   0
    Officer's Salary Related to Common Stock Issued              (1,157,328)                  0                   0
    Interest                                                         94,099                   0                   0
    Casualty Loss - Boat                                         (3,000,000)                  0                   0
    Gain on Settlement                                              411,495                   0                   0
    Forgiveness of Interest                                           8,901                   0                   0
    Forgiveness of Debt                                             123,994                   0                   0
    Realized Gain on Disposition of Marketable Securities             2,720                   0                   0
    Loss on Permanent Impairment of Securities                   (1,120,050)                  0                   0
    Miscellaneous                                                     7,516                   0                   0
    Bad Debt Expense                                               (353,732)                  0                   0
    Litigation Settlement                                          (429,978)                  0            (139,500)
                                                           ----------------     ----------------     -----------------
              Total Other Loss                                   (6,461,379)                  0            (139,500)
                                                           ----------------     ----------------     -----------------
Loss from Continuing Operations Before Income Tax
  Benefit (Expense)                                             (15,097,167)            (36,581)           (947,838)
Income Tax Benefit (Expense )                                        80,205                (800)               (800)
                                                           ----------------     ----------------     -----------------
Loss from Continuing Operations                                 (15,016,962)            (37,381)           (948,638)
Gain on Disposal of Segment                                       3,836,964                   0                   0
Loss on Discontinued Operations                                  (1,854,000)                  0                   0
                                                           ----------------     ----------------     -----------------
Net Loss                                                       $(13,033,998)    $       (37,381)     $     (948,638)
                                                           ================     ================     =================
Loss Per Share                                                                  $          (.00)     $         (.01)
                                                                                ================     =================
Weighted Average Number of Shares Outstanding                                        79,709,020           66,951,877
                                                                                ================     =================

The accompanying notes are an integral part of these financial statements.

                                                TRIDON ENTERPRISES INCORPORATED
                                              (A Company In The Development Stage)
                                                    Statements Of Cash Flows
                                                         (Unaudited)

                                                            Inception To        Six Months Ended     Six Months Ended
                                                           October 31, 2000     October 31, 2000     October 31, 1999
                                                           ----------------     ----------------     -----------------
Cash Flows From Operating Activities:
   Net Loss                                                $    (13,033,998)    $       (37,381)     $     (948,638)
     Adjustments to Reconcile Net Loss to Net
      Cash Provided (Used) by Operations:
       Loss on Disposal of Segment                               (3,836,964)                  0                   0
       Loss on Permanent Impairment of Marketable
         Securities                                               1,120,050                   0                   0
       Gain on Sale of Marketable Securities                         (7,467)                  0                   0
       Write-Down of Investment                                      25,000                   0                   0
       Depreciation                                                  13,570               1,224               1,463
       Increase in Allowance for Bad Debts                          372,948                   0                   0
       Professional Fees                                             12,885                   0                   0
       Outside Services Paid by Issuance of Common Stock          1,580,923                   0              30,000
       Officers' Salaries Related to Common Stock Issued          1,697,328                   0                   0
       Operating Expenses Paid by Officer                           110,699                   0                   0
       Loan Fees Related to Common Stock Issued                   1,049,016                   0                   0
       Write-Down of Screenplays                                     49,800                   0                   0
       Loss on Fixed Asset Disposal                                   1,253                   0                   0
       Research and Development                                      88,000                   0                   0
       Interest Expense                                             354,745               5,000                   0
       Reclassification of Common Stock Subscribed                  225,000                   0                   0
       Forgiveness of Interest                                       (8,901)                  0                   0
       Maritime Loss                                              3,462,825                   0                   0
       Forgiveness of Debt                                         (123,994)                  0                   0
       Stock Issued in Litigation Settlement                        429,978                   0             139,500
     (Increase) Decrease in:
       Prepaid Expenses                                             759,940                   0             752,250
       Notes Receivable                                              (5,567)                  0                   0
       Interest Receivable                                          (25,000)                  0                   0
     Increase (Decrease) in:
       Accounts Payable and Accrued Expenses                        424,127              30,367              24,847
       Preferred Stock Subscription                                  10,000                   0                   0
       Estimated Future Cost of Discontinued
        Operations                                                    3,125                   0                   0
       Accounts Payable - Vintage Group, Inc.                        45,574                   0                   0
                                                             -----------------      --------------    ----------------
         Net Cash Used by
           Operating Activities                                  (5,205,105)               (790)               (578)
                                                               ---------------         -----------        ------------

The accompanying notes are an integral part of these financial statements.

                                                TRIDON ENTERPRISES INCORPORATED
                                              (A Company In The Development Stage)
                                                    Statements Of Cash Flows
                                                           (Continued)

                                                            Inception To        Six Months Ended     Six Months Ended
                                                           October 31, 2000     October 31, 2000     October 31, 1999
                                                           ----------------     ----------------     ----------------
Cash Flows From Investing Activities:
   Loans Made                                                      (375,757)                  0           (35,000)
   Investments in Marketable Equity Securities                     (238,550)                  0                 0
   Proceeds from Sale of Securities                                 440,743                   0                 0
   Sale of Common Stock                                              13,550                   0                 0
   Investment in Screenplays                                        (40,000)                  0                 0
   Purchase of Furniture and Equipment                              (26,881)                  0                 0
   Advances to Officers                                             (91,627)                  0                 0
   Investment in Production                                          (1,925)                  0                 0
   Repayments of Notes Receivable                                     6,000                   0                 0
                                                           ----------------     ----------------     ----------------
       Net Cash Used by Investing Activities                       (314,447)                  0           (35,000)
                                                           ----------------     ----------------     ----------------
Cash Flows From Financing Activities:
   Proceeds from Issuance of Common Stock                         4,906,325                   0            35,000
   Proceeds from Issuance of Convertible Preferred Stock            135,003                   0                 0
   Increase in Paid-In Capital                                       99,866                   0                 0
   Proceeds from Issuance of Convertible Notes Payable               59,025                   0                 0
   Advances from Officer                                            325,174                   0             1,000
   Repayments of Advances from Officer                              (44,785)                  0                 0
   Advances from Vertex Marketing                                    39,400                   0                 0
                                                           ----------------     ----------------     ----------------
       Net Cash Provided By Financing Activities                  5,520,008                   0            36,000
                                                           ----------------     ----------------     ----------------
Net Increase (Decrease) in Cash                                         456                (790)              422
Cash at Beginning of Period                                               4               1,250             1,031
                                                           ----------------     ----------------     ----------------
Cash at End of Period                                      $            460     $           460      $      1,453
                                                           ================     ===============      ================

The accompanying notes are an integral part of these financial statements.

                         Tridon Enterprises Incorporated
                      (A Company in the Development Stage)
                                    UNAUDITED
                   Notes to Consolidated Financial Statements


In the opinion of management, the accompanying unaudited financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2000, the results of its operations for the three month periods ended October 31, 2000, and its cash flows for the three month periods ended October 31,2000. Operating results for the three month period ended October 31, 2000, are not necessarily indicative of the results that may be expected for the year ended April 30, 2001.


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


 Common Shares and Earnings per Share

The computation of income per share is based on the weighted average number of shares outstanding during each fiscal period. To calculate earnings per share, a base of 79,644,734 shares was used for October 31, 2000.

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


5.   Furniture and Equipment

Furniture and equipment is recorded at purchase cost and depreciation is calculated over 5 years using the straight line method. For the quarter ended October 31, 2000 there were no purchases of furniture and equipment by the Corporation.

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

     The Reorganization Agreement requires that the Company cause a 1 for 40 reverse stock split to occur prior to the Closing and that the Shareholders approve the same at the next annual meeting . To that end, the company is presently preparing a proxy statement for delivery to shareholders of record following receipt of approval of the same from the Commission. Following the acquisition, the Company shall have approximately forty million shares of common stock outstanding of which approximately two million shall be owned by shareholders of record as of the date of the receipt of shareholder approval of the proposed acquisition.

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

     The Company anticipates the completion of the proxy materials with BzAds to be completed and filed with the commission on or before December 15, 2000. However, both the Company and BzAds have agreed that this date may be extended by mutual consent of parties.


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

As of the date of this report, the Company has not submitted a proxy to the Securities and Exchange Commission regarding the reorganization with BzAds.com and other matters that require shareholder approval. It is anticipated that the submission of a proxy to the Securities and Exchange Commission will occur on or before December 15, 2000.


Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

27        Financial Data Schedule

     (b) Reports on Form 8-K

     None for the quarter ending October 31, 2000

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRIDON ENTERPRISES INCORPORATED
                                   Registrant



Date: December 13, 2000            /s/ Kevin Welch
                                   --------------------------------
                                  Kevin Welch, CEO and Director