Form 10-Q
period 2001-01-31
TRIDON ENTERPRISES INC
filed 2001-03-15
CIK 763245

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended January 31, 2001

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

                   Common Shares, par value $.001 per shar

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]. As of January 31, 2001, there were 79,894,734 shares outstanding of the Registrant's common stock, $.001 par value.

                        TRIDON ENTERPRISES INCORPORATED
                                      10-Q

                                      INDEX


Part I. Financial Information

        Item 1. Financial Statements (unaudited)

                Balance Sheets.........................................    2

                Statement of Operations ...............................    3

                Statements of Cash Flows ..............................    4-5

                Notes to Consolidated Financial Statements ............    6

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation...............................................   9

Part II.   Other Information

   Item 4.      Results of Votes of Security Holders ...................  10

   Item 6.      Exhibits and Reports on Form 8-K .......................  11

   Signatures .........................................................   11

Part I. Financial Information

Item 1. Financial Statements

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                                 Balance Sheets
                       January 31, 2001 and April 30, 2000

                                     Assets
                                                              January 31, 2001  April 30, 2000
                                                                 (Unaudited)      (Audited)
                                                              ----------------  --------------
Current Assets:
    Cash                                                      $          240    $      1,250
    Notes Receivable and Interest Receivable                         277,310         277,310
    Less Allowance for Bad Debt                                     (277,310)       (277,310)
    Loans Receivable and Related Interest                             37,567          37,567
                                                              ----------------  --------------
        Total Current Assets                                          37,807          38,817
Furniture and Equipment - at Cost                                     17,993          25,462
    Accumulated Depreciation                                         (12,871)        (12,180)
                                                              ----------------  --------------
        Net Furniture and Equipment                                    5,122          13,282
                                                              ----------------  --------------
        Total Assets                                          $       42,929    $     52,099
                                                              ================  ==============

                 Liabilities And Stockholders' Equity (Deficit)

Current Liabilities:
    Accounts Payable and Accrued Expenses                     $      262,233    $    232,671
    Advances from Stockholder                                        119,613         119,613
    Advances from Officers                                            16,600          13,600
    Advances from Vertex Marketing                                    39,400          39,400
                                                              ----------------  --------------
        Total Current Liabilities                                    437,846         405,284
Commitments And Contingencies                                              -               -
                                                              ----------------  --------------
        Total Liabilities                                            437,846         405,284
                                                              ----------------  --------------
Stockholders' Equity (Deficit):
    Common Stock, $.001 Par Value, 100,000,000
      Shares Authorized, 79,794,734 and 79,594,734
      Shares Issued And Outstanding Respectively                      79,795          79,595
    Preferred Stock, 7% Cumulative Convertible, Par
      Value $.001, 20,000,000 Shares Authorized,
      53,300 Shares Issued And Outstanding                                53              53
    Additional Paid-In Capital                                    12,568,585      12,563,784
    Deficit Accumulated During Development Stage                 (13,043,350)    (12,996,617)
                                                              ----------------  --------------
        Total Stockholders' Equity (Deficit)                        (394,917)       (353,185)
                                                              ----------------  --------------
        Total Liabilities And Stockholders' Equity (Deficit)  $       42,929    $     52,099
                                                              ================  ==============

                                       2

                                       TRIDON ENTERPRISES INCORPORATED
                                     (A Company In The Development Stage)
                                           Statements Of Operations

                                                    Inception To          Nine Months Ended
                                                     January 31,     January 31,     January 31,
                                                       2001             2001            2000
                                                    ------------     -----------    ------------
Revenue:
    Net Sales                                       $    151,729     $         0    $          0
    Cost of Sales                                        182,581               0               0
                                                    ------------     -----------    ------------
Gross Loss                                               (30,852)              0               0
                                                    ------------     -----------    ------------
Operating Expenses:
    General and Administrative                         6,218,627          34,458         837,774
    Consulting Fees                                      752,250               0               0
    Research and Development                             132,697               0               0
    Computer Software Development Costs                  630,066               0               0
    Interest                                             874,175           5,000               9
                                                    ------------     -----------    ------------
        Total Operating Expenses                       8,607,815          39,458         837,783
                                                    ------------     -----------    ------------
        Net Loss from Operations                      (8,638,667)        (39,458)       (837,783)
                                                    ------------     -----------    ------------
Other Income (Expense)
    Consulting Fees Related to Common Stock Issued    (1,049,016)              0               0
    Officer's Salary Related to Common Stock Issued   (1,157,328)              0               0
    Interest                                              94,099               0               0
    Casualty Loss - Boat                              (3,000,000)              0               0
    Gain on Settlement                                   411,495               0               0
    Forgiveness of Interest                                8,901               0               0
    Forgiveness of Debt                                  123,994               0               0
    Gain on Disposition of Marketable Securities           2,720               0               0
    Loss on Permanent Impairment of Securities        (1,120,050)              0               0
    Miscellaneous                                          1,043          (6,473)              0
    Bad Debt Expense                                    (353,732)              0               0
    Litigation Settlement                               (429,978)              0        (244,500)
                                                    ------------     -----------    ------------
           Total Other Loss                           (6,467,852)         (6,473)       (244,500)
                                                    ------------     -----------    ------------
Loss from Continuing Operations Before Income
    Tax Benefit (Expense)                            (15,106,519)        (45,931)     (1,082,283)
Income Tax Benefit (Expense )                             80,205            (800)           (800)
                                                    ------------     -----------    ------------
Loss from Continuing Operations                      (15,026,314)        (46,731)     (1,083,083)
Gain on Disposal of Segment                            3,836,964               0               0
Loss on Discontinued Operations                       (1,854,000)              0               0
                                                    ------------     -----------    ------------
Net Loss                                            $(13,043,350)    $   (46,731)   $ (1,083,083)
                                                    ============     ===========    ============
Loss Per Share                                                       $      (.00)   $       (.02)
                                                                     ===========    =============
Weighted Average Number of Shares Outstanding                         79,834,734      70,114,734
                                                                     ===========    ============

                                       TRIDON ENTERPRISES INCORPORATED
                                     (A Company In The Development Stage)
                                           Statements Of Cash Flows

                                                          Inception To          Nine Months Ended
                                                           January 31,    January 31,    January 31,
                                                             2001             2001          2000
                                                          ------------   -------------  ------------
Cash Flows From Operating Activities:
  Net Loss                                                $(13,043,350)  $(   46,731)   $(1,083,083)
    Adjustments to Reconcile Net Loss to Net
     Cash Used by Operations:
      Loss on Disposal of Segment                           (3,836,964)            0              0
      Loss on Permanent Impairment of Marketable
        Securities                                           1,120,050             0              0
      Gain on Sale of Marketable Securities                     (7,467)            0              0
      Write-Down of Investment                                  25,000             0              0
      Depreciation                                              14,032         1,686          1,946
      Increase in Allowance for Bad Debts                      372,948             0              0
      Professional Fees                                         12,885             0              0
      Outside Services Paid by Issuance of Common Stock      1,580,923             0         30,000
      Officers' Salaries Related to Common Stock Issued      1,697,328             0              0
      Operating Expenses Paid by Officer                       110,699             0              0
      Loan Fees Related to Common Stock Issued               1,049,016             0              0
      Write-Down of Screenplays                                 49,800             0              0
      Loss on Fixed Asset Disposal                               7,726         6,473              0
      Research and Development                                  88,000             0              0
      Interest Expense                                         354,745         5,000              0
      Reclassification of Common Stock Subscribed              225,000             0              0
      Forgiveness of Interest                                   (8,901)            0              0
      Maritime Loss                                          3,462,825             0              0
      Forgiveness of Debt                                     (123,994)            0              0
      Stock Issued in Litigation Settlement                    429,978             0        244,500
    (Increase) Decrease in:
      Prepaid Expenses                                         759,940             0        752,250
      Notes Receivable                                          (5,567)            0              0
      Interest Receivable                                      (25,000)            0              0
    Increase (Decrease) in:
      Accounts Payable and Accrued Expenses                    426,324        32,562         53,809
      Preferred Stock Subscription                              10,000             0              0
      Estimated Future Cost of Discontinued
       Operations                                                3,125             0              0
      Accounts Payable - Vintage Group, Inc.                    45,574             0              0
                                                          ------------   -------------  ------------
        Net Cash Used by
         Operating Activities                               (5,205,325)       (1,010)          (578)
                                                          ------------   -------------  ------------

                                       TRIDON ENTERPRISES INCORPORATED
                                     (A Company In The Development Stage)
                                           Statements Of Cash Flows
                                                  (Continued)

                                                           Inception To          Nine Months Ended
                                                           January 31,    January 31,    January 31,
                                                             2001             2001          2000
                                                          ------------   -------------  ------------
Cash Flows From Investing Activities:
  Loans Made                                                  (375,757)            0        (35,000)
  Investments in Marketable Equity Securities                 (238,550)            0              0
  Proceeds from Sale of Securities                             440,743             0              0
  Sale of Common Stock                                          13,550             0              0
  Investment in Screenplays                                    (40,000)            0              0
  Purchase of Furniture and Equipment                          (26,881)            0              0
  Advances to Officers                                         (91,627)            0              0
  Investment in Production                                      (1,925)            0              0
  Repayments of Notes Receivable                                 6,000             0              0
                                                          ------------   -------------  ------------
      Net Cash Used by Investing Activities                   (314,447)            0        (35,000)
                                                          ------------   -------------  ------------
Cash Flows From Financing Activities:
  Proceeds from Issuance of Common Stock                     4,906,325             0         35,000
  Proceeds from Issuance of Convertible Preferred Stock        135,003             0              0
  Increase in Paid-In Capital                                   99,866             0              0
  Proceeds from Issuance of Convertible Notes Payable           59,025             0              0
  Advances from Officer                                        325,174             0          1,000
  Repayments of Advances from Officer                          (44,785)            0              0
  Advances from Vertex Marketing                                39,400             0              0
                                                          ------------   -------------  ------------
      Net Cash Provided By Financing Activities              5,520,008             0         36,000
                                                          ------------   -------------  ------------
Net Increase (Decrease) in Cash                                    236        (1,010)           422
Cash at Beginning of Period                                          4         1,250          1,031
                                                          ------------   -------------  ------------
Cash at End of Period                                     $        240   $       240    $     1,453
                                                          ============   =============  ============

                         Tridon Enterprises Incorporated
                      (A Company in the Development Stage)
                                    UNAUDITED
                          Notes to Financial Statements


In the opinion of management, the accompanying unaudited financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2001, the results of its operations for the three month periods ended January 31, 2001, and its cash flows for the three month periods ended January 31, 2001. Operating results for the three month period ended January 31, 2001, are not necessarily indicative of the results that may be expected for the year ended April 30, 2001.

1.   Organization and Summary of Significant Accounting Policies:

     Organization

Tridon Enterprises Incorporated (the "Company") was incorporated in the state of Colorado on October 7, 1983 as Turco Computer Systems, Inc. The Company changed its name to Hammer Computer systems, Inc. on September 27, 1984. On October 10, 1989 the shareholders voted to merge with Tridon Development Company, HCSI being the surviving Corporation. The Articles of Incorporation were amended to change the Company name, new directors were elected and the Plan of Merger was approved by shareholders voting in person or by proxy. As a result of the merger effective October 10, 1989 Hammer Computer Systems, Inc. exchanged 600 shares of common stock in HCSI for each of the 30,000 shares of outstanding common stock of Tridon Development Corporation

All of the assets of the Company have been presented at their cost or estimated fair value.


     Common Shares and Earnings per Share

The computation of income per share is based on the weighted average number of shares outstanding during each fiscal period. To calculate earnings per share, a base of 79,894,734 shares was used for January, 2001.


2.   Related Party Transactions

Vintage Group Inc., as a condition set forth in the Agreement and Plan of Merger, canceled and forgave all debts and obligations owed Vintage by HCSI. The Company advanced $5,000 to Vintage Group, Inc. during the quarter ending January, 1994.

Beginning in September of 1991, CEO and Director, Paul Ebeling, began advancing the Corporation funds to purchase equipment and pay for minimal office expenses including rent for office space. In April 1995 Paul Ebeling converted $150,000 of his loan to the Company to Series A 7% cumulative convertible preferred stock at the full offering price of $10.00 per share.

                         Tridon Enterprises Incorporated
                      (A Company in the Development Stage)
                                    UNAUDITED
                          Notes to Financial Statements

2.   Related Party Transactions (continued)

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

On June 23, 1999, Mr. Ebeling entered into a definitive written agreement with an unrelated third party to sell all right, title and interest in and to the Series A Preferred Stock and Shares of Common Stock of the Company. The sale and purchase agreement will close on July 1, 1999 at which time Mr. Ebeling will own no further shares of stock in the Company. On March 15, 2000, Nick Wieder, a director of the Company, was issued one million shares of common stock of the Company as director's fees for the fiscal years ending April 30, 1999 and April 30, 2000. On February 21, 2001, the board of directors authorized Kevin Welch to receive five million shares of restricted common stock for the conversion of $16,600 in loans and advances from Kevin Welch to the Company, as well as for director's fees for the fiscal years ending April 30, 1999, April 30 2000 and through the current fiscal period ending January 31, 2001.

                         Tridon Enterprises Incorporated
                      (A Company in the Development Stage)
                                    UNAUDITED
                          Notes to Financial Statements

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


5.   Furniture and Equipment

Furniture and equipment is recorded at purchase cost and depreciation is calculated over 5 years using the straight line method. For the quarter ended January, 2001 there were no purchases of furniture and equipment by the Corporation.

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

On December 15, 2000, prior to the effective date of the agreement, management of BzAds.com, Inc. requested a release from the agreement citing the inability to obtain adequate financing and set-backs with its technology that would impede BzAds.com, Inc.'s ability to execute its business plan. On December 18, 2000, the Board of Directors of Tridon Enterprises, Inc. accepted BzAds.com, Inc.'s request and executed a release from the agreement of reorganization dated June 6, 2000.

The Registrant's future is uncertain as to the ability to meet the financial commitments required to maintain current SEC filings and to meet working capital requirements. The Registrant's auditors have expressed uncertainty to continue as a going concern. The Registrant, and its subsidiaries, has suffered substantial losses since inception. In order to continue as a going concern, the Registrant is dependent upon management's ability to raise capital from various sources, including loans from shareholders, advances from officers and the development of an ongoing source of revenue.
Management will continue its efforts to seek an appropriate merger candidate for the Registrant.

As of the date of this filing, the authorized capitalization of the Company consists of 100,000,000 shares of Common Stock, with a par value of $.001 per share and there are 79,894,734 shares issued and outstanding. The Company also has 20,000,000 shares of Convertible Preferred Stock, with a par value of $.001 per share, of which 53,300 shares are issued and outstanding as of this date of this filing.


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

Item 5. Exhibits and Reports on Form 8-K.

     a)   Exhibits

               None

     b)   Reports on Form 8-K

               Registrant filed an 8-K Current Report on December 19, 2000.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRIDON ENTERPRISES INCORPORATED
                                   Registrant



Date: March 14, 2001            By:     /s/ Kevin Welch
                                   --------------------------------
                                   Kevin Welch, CEO and Director