Form 10-K
period 2001-04-30
TRIDON ENTERPRISES INC
filed 2001-09-04
CIK 763245

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


(Mark One)
     [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        FOR THE YEAR ENDED APRIL 30, 2001

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

     345 North  Maple  Drive,  Suite 281  Beverly  Hills,  CA 90210
           (Address of principal executive offices)       (Zip code)

               Registrant's telephone number, including area code:
                                  (310) 276-6742

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     COMMON SHARES, PAR VALUE $.001 PER SHARE

Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by section 12 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.SB [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 31, 2001 was approximately $1,740,577. The closing price of Registrant's common stock on August 30, 2001 was $0.029.

At August 31, 2001, there were 83,691,886 shares outstanding of the Registrant's common stock, $.001 par value.

                                TABLE OF CONTENTS

 PART I

Item 1.    Business......................................................    2

Item 2.    Properties....................................................    4

Item 3.    Legal Proceedings.............................................    5

Item 4.    Submission of Matters to a Vote of Security Holders...........    6


 PART II

Item 5.    Market for the Registrant's Common Stock and Related
               Securities Matters........................................    6

Item 6.    Selected Financial Data.......................................    7

Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................    8

Item 8.    Financial Statements (sub pages F-1 - F-26)...................    9

Item 9.    Disagreements on Accounting and Financial Disclosure..........   10


PART III

Item 10.   Directors and Officers of the Registrant......................   10

Item 11.   Executive Compensation........................................   11

Item 12.   Security Ownership of Certain Beneficial Owners
                and Management...........................................   12

Item 13.   Certain Relationships and Related Transactions................   12


 PART IV

Item 14.   Exhibits, Financial Statement, Schedules, and Reports
                on Form 8-K...............................................  14

                                     PART I


ITEM 1.  BUSINESS

General Development of Business

         Hammer Computer Systems, Inc. a Colorado corporation, had been inoperative since August,1986, at which time it suspended all operations and ceased doing business. On October 10, 1989, a special meeting of the shareholders of Hammer Computer Systems, Inc. (HCSI), a Colorado corporation, incorporated in 1983, was held to consider and vote to ratify an Agreement and Plan of Merger, signed on February 22, 1989, to merge HCSI with Tridon Development Corporation, a Missouri Corporation, organized in 1988. Under the Agreement and Plan of Merger, Tridon Development Corporation was merged into HCSI, HCSI being the surviving Corporation. HCSI amended the Articles of Incorporation, changed the name of HCSI to Tridon Corporation. These propositions were passed by the shareholders on October 10, 1989. Pursuant to the Plan of Merger, HCSI exchanged 600 shares of common stock in HCSI for each of 30,000 shares of common stock of Tridon Development Corporation outstanding. This increased the outstanding shares of common stock in Tridon Corporation from 17,270,433 to 35,270,433.
Authorized shares of common stock remained at 100,000,000.


         In 1991 the Company, identified a market for a non-surgical hair replacement prosthesis to be used by medical doctors to correct unsuccessful scalp reduction surgery, unsuccessful hair transplant surgery and the unsuccessful application of prescription drugs. The Company embarked on developing a process for manufacturing the prosthesis. Toward this end, the Board Of Directors on February 10, 1992, authorized the issuance of convertible promissory notes. The proceeds of the notes were used to develop suitable reliable marketable product and for operating capital to fund development and various corporate expenses. The interest is 6% per annum to be paid only if called by the Company or redeemed by the holder three years subsequent to issue. Accrued interest on any portion of the loan converted to a new issue of preferred stock shall be forfeited at the time of conversion. The principle of the notes is convertible into preferred stock at the rate of one share of preferred for each $1.00 note purchased. Management estimated that the development cost of the product would be $500,000.00.

         The Company  announced on September 21, 1993, the appointment of Harold
A. Lancer, M.D. as Medical Director of its Vertex Hair System. Next, the Company engaged California Cybernetics Corporation for the implementation of its design, engineering, manufacturing and software applications for its computer-aided flexible manufacturing processes.

         On January 20, 1994 the stockholders of the Company in a special meeting approved a $1,000,000 offering of 7% cumulative convertible preferred stock. On June 7,1994, the Company issued a private placement memorandum for the offering. Subsequent to July 31, 1995 the Company received $188,000 for the purchase of the preferred stock. The Company planned to use the proceeds of this placement for the development of the first flexible manufacturing devise for Vertex. Prototypes were completed in the summer of 1994. Initial clinical tests were completed and the professional paper written by Dr. Lancer later in the year. In February 1997 the Company began an 18-month testing project in preparation for a market roll out of Vertex Hair for Men. In September 1997 management identified the need for a separate hair enhancement prosthesis for women and began development of the products and a marketing plan. The product was designed, prototyped and tested. Manufacturing arrangements were negotiated with in Asia. A trademark was applied for Hollywood Hair and its attendant products. A thirty-minute infomercial was produced. Test marketing began in selected markets in the 4th quarter of 1998 for a Spring 1999 roll-out. The company incorporated Vertex Corporation as a wholly-owned subsidiary for the purpose of manufacturing and marketing its Vertex for Men and Hollywood Hair for Women products.

         On June 6, 1993, Tridon issued 2,000,000 shares of its common stock in exchange for 100% of the common shares (10,000,000) of Polaris Pictures Corporation (Polaris), a California Corporation, pursuant to a Memorandum of Agreement dated June 1, 1992. On April 29, 1995 Tridon irrevocably transferred to a trust 100% of its shares of Polaris. Subsequently the 2,000,000 issued shares were cancelled and returned to the treasury effectively rescinding the transaction.

         In June 1998, management engaged in discussions with various telecommunications firms in efforts to reorganize itself as a provider of long distance telecommunications, voice and data services. The Company incorporated Tridon Communications Corporation, a Nevada corporation, and announced the spin-off of Vertex Corporation to its shareholders. The spin-off was to occur only if the Company was able to transact a telecommunication merger or consolidation with another entity that could further the interests of the Company and its shareholders. Vertex is now inactive.

         On April 21, 1999, Mr. Paul Ebeling, Chairman and Chief Executive Officer of the Company tendered his resignation from all positions with the Company for personal reasons His resignation was accepted by Board of Directors and was effective immediately.

         Kevin Welch was nominated as interim Chief Executive Officer and Chairman of the Board pending the election of directors at the next annual meeting of shareholders. Mr. Welch and the Board elected to abandon the research, development and product testing, and marketing plans for Vertex for Men and Hollywood Hair for Women and reorganize the Company into a telecom company. On August 2, 1999, Mr. Welch recommended that the Company enter into an agreement of reorganization with Satellite Link Communications, Inc., a California corporation. On May 30, 2000, prior to the effective date of the agreement, Satellite Link Communications, Inc's. management requested a release from the agreement due to its inability to execute its business plan. On June 1,2000, the Board of Directors granted Satellite Link Communications, Inc. the release from the agreement of reorganization dated August 2, 1999.

         On June 6, 2000, Mr. Welch recommended that the Company enter into an agreement of reorganization with BzAds, Inc. ("BzAds"), a Delaware corporation. To accomplish the acquisition, the Company intended to issue shares of its voting common stock to the shareholders of BzAds in exchange for all of the issued and outstanding shares of common stock of BzAds. BzAds shall receive that number of shares of common stock of the Company following the merger that will result in BzAds owning ninety five percent (95%) of the issued and outstanding shares of the Company following the acquisition, requiring the Company to cause a 1 for 40 reverse stock split to occur prior to the closing and that the Shareholders approve management's proposal at the annual meeting. The company prepared a proxy statement for delivery to shareholders of record subject to approval from the Securities and Exchange Commission. The Company anticipated the completion of the acquisition with BzAds to be on or before October 31, 2000. However, both the Company and BzAds agreed that this date could be extended by mutual consent of parties. The Company extended the closing date to December 2000 and subsequently released BizAds, Inc. of its obligations to be acquired under the Memorandum of Understanding.

     On April 5, 2001 Mr. Welch submitted his resignation as Chairman and Chief Executive Officer effective immediately but remained a director. Brian T. Brick was appointed President, CEO and Director on April 5, 2001 accepting the task of organizing the Company for the greater benefit of its shareholders. The Company currently has no operations.

ITEM 2.  PROPERTIES

     On August 15, 1993, the registrant leased office space from Palm Plaza Associates, for space located 136 South Palm Drive, Beverly Hills, California or $1600 per month. The aforementioned lease expired on August 14, 1994 and continued on a month to month basis at the rate of $1,550 per month through June 1999. The Company maintains its offices on a lease-sharing basis at 345 North Maple Drive, Suite 281, Beverly Hills, CA 90210.

ITEM 3.  LEGAL PROCEEDINGS

The following sets forth legal proceedings involving the Company:

Coldwater Capital, LLC v Tridon Enterprises, Inc.

The Company was recently served with a complaint filed by Coldwater Capital, LLC ("CCL") in the Superior Court for the State of California, bearing case number SC057089. On September 9, 1999, the Company executed a settlement and release agreement with CCL. Under the terms of the settlement, the Company obtained a dismissal of the lawsuit.

Lucas Plaza Associates v Tridon Enterprises, Inc.

         In 1989, the Tridon Development Corp. was sued by Lucas Plaza Associates ("LPA") in the Circuit Court for the State of Missouri, bearing case number 902-2217. LPA has alleged that the Company is in breach of contract for lease obligations on property located in St. Louis, Missouri. While the case lay dormant for many years, LPA later began to pursue the case the Company defended against the late action. On December 21, 1999, the Company executed a release of all claims agreement with LPA. Under the terms of the agreement, LPA filed a full satisfaction of judgment in the Circuit Court in the State of Missouri.

J. Kujawa v Tridon Enterprises, Inc.

     In 1989, the Tridon Development Corporation, the predecessor of the Company, was sued by James Kujawa ("JK") in the Circuit Court for the State of Missouri, bearing case number 902-02138. JK has alleged that the Company is indebted to JK for performance of labor and materials supplied for build out of leased property space located in St. Louis, Missouri. The matter lay dormant for many years, JK recently began to pursue of the case and the Company defended against the action. The complaint filed by JK is seeking both compensatory and punitive damages of one hundred sixty two thousand nine hundred twenty-two dollars ($162,922). The Company was informed that JK obtained a default judgment against the Company in the amount of $162,922 by way of a motion for summary judgment. On May 17, 2000 the Company executed a settlement and mutual release agreement with JK. Under the terms of the settlement and mutual release agreement, JK agrees to file a full satisfaction of judgment in the Circuit Court in the State of Missouri in exchange for fifty thousand dollars ($50,000) and two hundred and twenty five thousand (225,000) restricted common shares of the Company's stock following the reorganization with BzAds.com, Inc. With the demise of the BizAds, Inc. transaction the settlement agreement with JK will be re-negociated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company entered into a "Plan of Reorganization" with BzAds.com, Inc. The agreement called for the Company to do a reverse stock split and exchange its stock for the stock of BzAds.com, Inc. BzAds.com, Inc. will become a subsidiary of Tridon Enterprises Incorporated. The Company prepared a proxy statement but because the transaction did not go forward it was not submitted to the Securities and Exchange Commission of the Shareholders for approval.


                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
MATTERS

The Registrant's common stock is traded in the over-the counter (OTCBB) market. The symbol for this stock is TEIM. Set forth below are the high and low sale prices for the Common Stock of the Company for each quarterly period for the last two calendar years, as reported on the OTCBB.

                                        High       Low
                                       -----
                      2001
Quarter ended January 31, 2001         $0.06       $0.01
Quarter ended April 30, 2001           $0.03       $0.01

                     2000
Quarter ended March 31, 2000           $0.20       $0.03
Quarter ended July 31, 2000            $0.07       $0.03
Quarter ended October 31, 2000         $0.25       $0.01

                   1999
Quarter ended March 31, 1999           $0.74       $0.12
Quarter ended June 30, 1999            $0.47       $0.06
Quarter ended September 30, 1999       $0.08       $0.03
Quarter ended December 31, 1999        $0.06       $0.03

     Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.


The Registrant has not in the past, nor does it currently intend to pay cash dividends on its common stock.

ITEM 6.   SELECTED FINANCIAL DATA

Balance Sheet Data:
------------------

                     April 30,   April 30,     April 30,    April 30,  April 30,
                       1997        1998          1999         2000       2001
                     ---------   ---------     ---------    ---------  ---------
Total Assets         $  256,672  $  184,399    $ 815,057   $   52,099  $ 46,246

Working
Capital
(deficit)                18,936         682        1,031        1,250       171

Long-term
obligations                   0           0            0            0         0

Stockholder's
equity
(deficit)               174,961       1,257      300,749     (353,185) (442,954)

Cash
dividends per
common share              00.00       00.00        00.00        00.00     00.00

Tangible Book
Value per share          00.001      00.001       00.001       00.001    00.001


Statement of Operations Data:
---------------------------

                     April 30,   April 30,     April 30,    April 30,  April 30,
                       1997        1998          1999         2000       2001
                     ---------   ---------     ---------    ---------  ---------
Revenues             $    00.00  $    00.00    $   00.00   $    00.00  $  00.00

Income
(loss)               (2,072,867) (1,857,604)  (2,990,515)  (1,197,634) (171,968)

Income (loss)/
share                     (0.42)      (0.08)       (0.05)       (0.02)    (0.00)

ITEM 7. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On August 2, 1999, Tridon Enterprises, Inc. (the "Company") entered into an agreement of reorganization with Satellite Link Communications, Inc., a California Corporation. On May 30, 2000, prior to the effective date of the agreement, management of Satellite Link Communications, Inc. requested a release from the agreement due to its inability to execute its business plan. On June 1, 2000, the Board of Directors of Company granted Satellite Link Communications, Inc's. release from the agreement of reorganization dated August 2, 1999.

     On June 6, 2000, Mr. Welch recommended to the Board of Directors that the Company enter into an agreement of reorganization with BzAds, Inc. ("BzAds"), a Delaware corporation. To accomplish the transaction the Company intended to issue shares of its voting common stock to the shareholders of BzAds in exchange of all of the issued and outstanding shares of common stock of BzAds. BzAds was to receive that number of shares of common stock of the Company following the merger that will result in BzAds owning ninety five percent (95%) of the issued and outstanding shares of the Company following the acquisition.

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


LIQUIDITY AND CAPITAL RESOURCES

          The Company's future is uncertain as to its ability to meet the financial commitments required to maintain current SEC filings and to meet working capital requirements. The Company's auditors have expressed uncertainty to continue as a going concern. The Company and its subsidiaries have suffered substantial losses since inception. In order to continue as a going concern, the Company is dependent upon management's ability to raise capital from various sources, including loans from shareholders, advances from officers and the development of an ongoing source of revenue. Management will continue its efforts to seek an appropriate merger candidate for the Registrant.

ITEM 8.  Financial Statements




                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2001 AND 2000


                                Table of Contents

                                                                     Page
                                                                     ----

Independent Auditors' Report                                          F-1

Prior Independent Auditors' Report                                    F-2

Consolidated Balance Sheets                                       F-3 - F-4

Consolidated Statements of Operations                             F-5 - F-7

Consolidated Statements of Changes in Stockholders'
  Equity (Deficit)                                               F-8 - F-12

Consolidated Statements of Cash Flows                            F-13 - F-15

Notes to Consolidated Financial Statements                       F-16 - F-27

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Tridon Enterprises Incorporated

We have audited the accompanying consolidated balance sheet of Tridon Enterprises Incorporated and Subsidiaries (companies in the development stage) as of April 30, 2001 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. The financial statements are the responsibility of the management of Tridon Enterprises Incorporated. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tridon Enterprises Incorporated and Subsidiaries (companies in the development stage) as of April 30, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared based on the assumption that the Company and its subsidiaries will continue as a going concern. As discussed in Note 10, the Company has not generated operating revenue for several years, has incurred significant losses from operations and has a significant working capital deficit. These factors raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do no include any adjustments that might result from the outcome of that uncertainty.

                                                      /s/ Hurley & Company
                                                      --------------------
                                                     Hurley & Company

Granada Hills,  CA
August 31, 2000

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   April 30,
                                                                          ---------------------------
                                                                              2001            2000
                                                                          -----------     -----------
  CURRENT ASSETS
        Cash                                                              $       171     $     1,250
        Note receivable and interest receivable,                              277,310         277,310
         less allowances for uncollectible amounts                           (277,310)       (277,310)
        Loans receivable and related interest                                  41,417          37,567
                                                                          -----------     -----------
                   Total Current Assets                                        41,588          38,817
                                                                          -----------     -----------

  PROPERTY AND EQUIPMENT, AT COST                                              17,993          25,462
        Accumulated depreciation                                              (13,335)        (12,180)
                                                                          -----------     -----------
                   Net Property and Equipment                                   4,658          13,282
                                                                          -----------     -----------
                   Total Assets                                           $    46,246     $    52,099
                                                                          ===========     ===========







See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                           CONSOLIDATED BALANCE SHEETS (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                   April 30,
                                                                          ---------------------------
                                                                              2001            2000
                                                                          -----------     -----------
  CURRENT LIABILITIES
        Accounts payable and accrued expenses                             $   277,170     $   232,671
        Advances from officers                                                     --          13,600
        Advances from shareholder                                             172,630         119,613
        Advances to Vertex Marketing                                           39,400          39,400
                                                                          -----------     -----------
                   Total Current Liabilities                                  489,200         405,284
                                                                          -----------     -----------

  COMMITMENTS AND CONTINGENCIES                                                    --              --
                                                                          -----------     -----------
                   Total Liabilities                                          489,200         405,284
                                                                          -----------     -----------

   STOCKHOLDERS' EQUITY (DEFICIT)
         Preferred stock, 7% cumulative convertible, par  value
           $.001, 20,000,000 shares authorized, 35,800 and
           53,300 shares issued and outstanding respectively                       36              53
         Common stock, $.001 par value, 100,000,000 shares
           authorized, 88,591,886 and 79,594,734 shares issued and
           outstanding, respectively                                           88,592          79,595
         Additional paid-in capital                                        12,686,121      12,563,784
         Deficit accumulated during development stage                     (13,217,703)    (12,996,617)
                                                                          -----------     -----------
                    Total Stockholders' Equity (Deficit)                     (442,954)       (353,185
                                                                          -----------     -----------
                    Total Liabilities and Stockholders' Equity (Deficit)  $    46,246    $     52,099
                                                                          ===========    ============


See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               For the       For the        For the
                                                                 Year          Year            Year
                                           Inception To         Ended          Ended          Ended
                                              April 30,       April 30,      April 30,      April 30,
                                                2001             2001          2000            1999
                                           ------------      ----------     -----------     -----------
REVENUE
      Net sales                            $    151,729      $       --     $        --     $        --
      Cost of sales                             182,581              --              --              --
                                           ------------      ----------     -----------     -----------
              Gross (Loss)                      (30,852)             --              --              --

OPERATING EXPENSES
      General and administrative              6,348,512         164,345         426,685
      Consulting fees                           752,250              --         752,250       1,644,267
      Research and development                  132,697              --              --              --
      Computer software
       development costs                        630,066              --              --              --
      Interest                                  874,175           5,000               9              --
                                           ------------      ----------     -----------     -----------
              Total Operating Expenses        8,737,700         169,345       1,178,944       1,644,267
                                           ------------      ----------     -----------     -----------
              Net (Loss) from Operations     (8,768,552)       (169,345)     (1,178,944)     (1,644,267)
                                           ------------      ----------     -----------     -----------
OTHER INCOME (EXPENSES)
    Loan fees related to common stock
      issued                                 (1,049,016)             --              --        (239,016)
    Officer's salary related to common
      stock issued                           (1,157,328)             --              --        (748,305)
    Interest                                     97,949           3,850              --              --
    Casualty loss - boat                     (3,000,000)             --              --              --
    Gain on settlement                          411,495              --              --              --
    Forgiveness of interest                       8,901              --              --              --
    Forgiveness of debt                         123,994              --              --
    Realized gain (loss) on disposition of
      marketable securities                       2,720              --              --          51,375
    Loss on permanent impairment of
      Securities                             (1,120,050)             --              --              --
    Miscellaneous                                 1,043          (6,473)          3,120             976
    Bad debt expense                           (353,732)             --          (2,310)             --
    Litigation settlement                      (429,978)             --         (19,500)       (410,478)
                                           ------------      ----------     -----------     -----------
              Total Other Income
               (Expenses)                    (6,464,002)         (2,623)        (18,690)     (1,345,448)

              (Loss) from Continuing
               Operations Before Income
                Tax (Provision) Benefit     (15,232,554)       (171,968)     (1,197,634)     (2,989,715)

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

            TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES Page 5
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

                                                               For the       For the        For the
                                                                 Year          Year            Year
                                           Inception To         Ended          Ended          Ended
                                              April 30,       April 30,      April 30,      April 30,
                                                2001             2001          2000            1999
                                           ------------      ----------     -----------     -----------
    (Provision) Benefit for Income Taxes
       Current                             $     80,205      $      (800)   $      (800)    $      (800)
       Deferred                                      --               --             --              --
                                           ------------      ----------     -----------     -----------
               (Loss) from Continuing
                 Operations                 (15,152,349)        (172,768)    (1,198,434)     (2,990,515)

    Gain on Disposal of Segment               3,836,964               --             --              --
    Loss on Discontinued Operations          (1,854,000)              --             --              --
                                           ------------      ----------     -----------     -----------

               Net (Loss)                  $(13,169,385)     $  (172,768)   $(1,198,434)    $(2,990,515)
                                           ============      ===========    ===========     ===========

(LOSS) PER SHARE                                             $      (.00)   $      (.02)    $      (.05)
                                                             ===========    ===========     ===========
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING DURING THE PERIOD                         $80,771,219    $73,718,844     $54,796,395
                                                             ===========    ===========     ===========











See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 1988 TO 2001


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


See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 1988 TO 2001
                                  (CONTINUED)

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

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 1988 TO 2001
                                  (CONTINUED)

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

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 1988 TO 2001
                                  (CONTINUED)

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

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 1988 TO 2001
                                  (CONTINUED)

                                        Common                       Preferred
                            -------------------------------  -----------------------------   (Deficit)                    Total
                                                                                            During the     Common      Stockholders'
                                         Par      Paid in              Par      Paid in     Development     Stock        Equity
                             Shares     Value     Capital     Shares  Value     Capital        Stage      Subscribed    (Deficit)
                            ----------  -------  ----------  -------- -------  ----------   ------------  ----------   ------------
Common stock issued in
 exchange for prior
 services rendered          3,000,000  $ 3,000  $   267,000            $        $           $             $            $    270,000

Common stock issued in
 settlement of lawsuit        500,000      500       19,000                                                                  19,500

Common stock issued         1,400,000    1,400       33,600                                                                  35,000

Common stock issued for
 services and cash          1,000,000    1,000        9,000                                                                  10,000

Common stock issued in
exchange for reduction
in accounts payable and
current services rendered   4,500,000    4,500      205,500                                                                 210,000

Preferred stock converted
 to common stock (1:40)     1,200,000    1,200      123,800   (30,000)     (30)   (124,970)                                      --

Consolidated net (loss)
 for the year
 April 30, 2000                   --       --            --                                   (1,198,434)                (1,198,434)
                           ----------- -------- ------------  -------- -------- ----------- ------------- ------------ -------------

Balance at April 30, 2000  79,594,734  $79,595  $12,315,016    53,300  $    53  $  248,768  $(12,996,617) $        --  $   (353,185)



See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED APRIL 30, 1988 TO 2001
                                  (CONTINUED)

                                        Common                       Preferred
                            -------------------------------  -----------------------------   (Deficit)                    Total
                                                                                            During the     Common      Stockholders'
                                         Par      Paid in               Par      Paid in     Development     Stock        Equity
                             Shares     Value     Capital     Shares   Value     Capital        Stage     Subscribed    (Deficit)
                            ----------  -------  ----------  -------- -------  ----------   ------------  ----------   ------------
Balance at April 30, 2000   79,594,734  $79,595  $12,315,016    53,300 $    53  $  248,768  $(12,996,617) $       --   $   (353,185)

Common stock issued in
 exchange for interest
 settlement                    200,000      200        4,800                                                                  5,000

Preferred stock converted
 to common stock (1:40)        700,000      700      151,799   (17,500)    (17)   (152,482)                                      --

Common stock issued in
 partial payment of
 preferred dividends in
 arrears                     3,097,152    3,097       45,221                                     (48,318)                        --


Common stock issued in
 exchange for reduction in
 shareholders loan and
  services rendered          5,000,000  $ 5,000  $    72,999                                                           $     77,999

Consolidated net (loss) for
 the year April 30, 2001                                                                    $   (172,768)                  (172,768)
                            ----------  -------  ----------   -------- -------  ----------   ------------  ----------   ------------

Balance at April 30, 2001   88,591,886  $88,592  $12,589,835    35,800 $    36  $   96,286  $(13,217,703) $       --   $   (442,954)
                            ==========  =======  ===========  ======== =======  ==========  ============  ===========  ============


See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                 For the        For the       For the
                                               Inception To     Year Ended    Year Ended     Year Ended
                                                 April 30,       April 30,     April 30,      April 30,
                                                   2001            2001          2000            1999
                                               -------------   -----------   -------------   ------------
CASH FLOWS PROVIDED (USED) BY OPERATING
  ACTIVITIES:
  Net income (loss)                            $ (13,169,385)  $  (172,768)  $  (1,198,434)  $ (2,990,515)
   Adjustments to reconcile net (loss) to
      net cash used by operations:
      (Loss) on disposal of segment               (3,836,964)           --              --             --
      Loss on permanent impairment of
        marketable securities                      1,120,050            --              --             --
      (Gain) loss on sale of marketable
        securities                                    (7,467 )          --              --        (51,375)
      Write down of investment                        25,000            --              --             --
      Depreciation                                    14,497         2,151           2,678          3,198
      Increase in allowance for
         uncollectible amounts                       372,948            --           2,310             --
      Professional fees                               12,885            --              --             --
      Outside services paid by issuance
         of common stock                           1,580,923            --         361,471        902,250
      Reclassification of common stock                                  --              --        225,000
         subscribe                                   225,000
      Officer's salary related to
         common stock issued                       1,758,728        61,400              --        748,305
      Operating expenses paid by officer/
         stockholder                                 166,715        56,016              --         11,694
      Loan fees related to common stock
         issued                                    1,049,016            --              --        239,016
      Write-down of screenplays                       49,800            --              --             --
      Loss of fixed asset disposal                     7,726         6,473              --             --
      Research and development                        88,000            --              --             --
      Interest expense                               354,745         5,000              --             --
      Forgiveness of interest                         (8,901)           --              --             --
      Maritime loss                                3,462,825            --              --             --
      Forgiveness of debt                           (123,994)           --              --             --
      Stock issued in litigation settlement          429,978            --          19,500        410,478
   (Increase) decrease in:
      Inventory write-off                                 --            --           7,506         (2,181)
      Prepaid expenses                               759,940            --         788,250         (9,057)
      Interest in notes receivable                    (9,417)       (3,850)         (2,567)            --
      Interest receivable                            (25,000)           --              --             --
    Increase (decrease) in:
      Accounts payable and accrued expenses          438,259        44,499          17,406        127,275
      Preferred stock subscription                    10,000            --              --             --
      Estimated future cost of discounted
       operations                                      3,125            --              --             --
      Accounts payable - Vintage Group, Inc.          45,574            --              --             --
                                               -------------   -----------   -------------   ------------
             Net Cash Flows (Used) by
              Operating Activities                (5,205,394)       (1,079)         (1,880)      (385,912)
                                               -------------   -----------   -------------   ------------

See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                 For the        For the       For the
                                               Inception To     Year Ended    Year Ended     Year Ended
                                                 April 30,       April 30,     April 30,      April 30,
                                                   2001            2001          2000            1999
                                               -------------   -----------   -------------   ------------
CASH FLOWS PROVIDED (USED) BY
INVESTING ACTIVITIES:
    Loans made                                 $    (375,757)  $       --    $   (35,000)    $        --
    Investment in marketable equity
      securities                                    (238,550)          --             --              --
    Proceeds from sale of securities (Note 4)        440,743           --             --         107,451
    Sale of common stock                              13,550           --             --              --
    Investment in screenplays                        (40,000)          --             --              --
    Purchase of property and equipment               (26,881)          --             --          (7,469)
    Advances to officers                             (91,627)          --             --              --
    Investment in production                          (1,925)          --             --              --
    Repayments of notes receivable                     6,000           --             --              --
                                               -------------  -----------   -------------   ------------
               Net Cash Provided (Used) by
                Investing Activities                (314,447)          --        (35,000)         99,982
                                               -------------  -----------   -------------   ------------

CASH FLOWS PROVIDED (USED) BY
  FINANCING ACTIVITIES:
    Proceeds from issuance of common stock         4,906,325           --         36,000          84,622
    Proceeds from issuance of convertible
      preferred stock                                135,003           --             --              --
    Increase in paid-in capital                       99,866           --             --              --
    Proceeds from issuance of convertible
      notes payable                                   59,025           --             --              --
    Advances from officer                            325,174           --          1,099         165,340
    Repayments of advances from officer              (44,785)          --             --          (3,083)
    Advances from Vertex Marketing                    39,400           --             --          39,400
                                               -------------  -----------   -------------   ------------
               Net Cash Provided by Financing
                 Activities                        5,520,008           --         37,099         286,279
                                               -------------  -----------   -------------   ------------

NET INCREASE (DECREASE) IN CASH                          167       (1,079)           219             349
CASH AT BEGINNING OF PERIOD                                4        1,250          1,031             682
                                               -------------  -----------    ------------   ------------
CASH AT END OF PERIOD                          $         171  $       171    $     1,250    $      1,031
                                               =============  ===========    ============   ============



See Accompanying Auditors' Report
See Accompanying Notes to the Financial Statements

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                 For the        For the       For the
                                               Inception To     Year Ended    Year Ended     Year Ended
                                                 April 30,       April 30,     April 30,      April 30,
                                                   2001            2001          2000            1999
                                               -------------   -----------   -------------   ------------
NON CASH INVESTING AND FINANCING TRANSACTIONS:
      Common stock issued for advance to
        officers                               $      45,447   $        --   $          --   $        --
                                               =============  ===========    ============   ============
      Common stock issued in exchange for
        Madera International, Inc. stock       $     377,200   $        --   $          --   $        --
                                               =============  ===========    ============   ============
      Increase in additional paid in captial -
        non-reciprocal transfer                $   1,027,500   $ 1,027,500   $          --   $        --
                                               =============  ===========    ============   ============
      Payments by officer on behalf of
        Company reducing accounts payable      $      41,914   $    41,914   $          --   $        --
                                               =============  ===========    ============   ============
      Payments by officer on behalf of
        Company increasing prepaid expense     $     10,000    $    10,000   $          --   $        --
                                               =============  ===========    ============   ============
      Issuance of common stock for future
        services                               $  1,031,250    $   279,000   $          --   $   752,250
                                               =============  ===========    ============   ============
      Cancellation of common stock subscribed  $    279,000    $        --   $          --   $   279,000
                                               =============  ===========    ============   ============
      Issuance of common stock in exchange
        for debt conversion                    $    141,964    $        --   $          --   $   141,964
                                               =============  ===========    ============   ============
      Common stock issued for reduction in
        accounts payable                       $    127,529    $        --   $      127,529  $        --
                                               =============  ===========    ============   ============
      Preferred stock converted to common
        stock                                  $    125,000    $    59,236   $      125,000  $        --
                                               =============  ===========    ============   ============
      Common stock issued for reduction in
        shareholder loans and payment for
        services rendered                      $     78,000    $    78,000   $           --  $        --
                                               =============  ===========    ============   ============
      Common stock issued in exchange for
        interest settlement                    $      5,000    $     5,000   $           --  $        --
                                               =============  ===========    ============   ============
      Common stock issued in partial payment
        of preferred dividends in arrears      $     48,318    $    48,318   $           --  $        --
                                               =============  ===========    ============   ============
CASH PAID FOR:
      Income taxes                             $      5,600    $        --   $           --  $       800
                                               =============  ===========    ============   ============
      Interest                                 $         --    $        --   $           --  $        --
                                               =============  ===========    ============   ============

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

On March 15, 1996, the Company changed its name from Tridon Corporation to Tridon Enterprises Incorporated.

Vertex Corporation (a wholly-owned subsidiary) was incorporated under the laws of the state of Nevada on February 25, 1997 with an authorized capital of 25,000 shares of no par value common stock. The Company is engaged in the research, development, manufacture, and the sale and licensing for sale of non-surgical hair replacement products and any and all products related to such business, establishing international hair replacement enterprises; and providing customers and/or licensees with all services and support available with regard to the management of said hair replacement enterprises. During the year ended April 30, 2001, the Company recognized a loss of $6,473 upon the abandonment of leasehold improvements when its offices were vacated. There were no other significant transactions.

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

Tridon Communications Corporation (a wholly-owned subsidiary) was incorporated under the laws of the state of Nevada on March 9, 1999. As of the date of this report the subsidiary has not authorized or issued any shares of common or preferred stock. The only transaction that took place for the year ended April 30, 1999 was a payment of $2,310 made by the parent company on behalf of Tridon Communication to the Federal Communication Commission for a license to operate as a reseller of telecommunication services. This amount has been expensed in the year ended April 30, 2000. There was no activity for the year ended April 30, 2001.

See Accompanying Auditors' Report

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (CONTINUED)

Basis of Consolidation and Combination

For the year ended April 30, 1994, and all prior periods, the statements of loss, changes in shareholders' equity, and cash flows of Tridon Corporation and Polaris Pictures Corporation are consolidated. All significant intercompany transactions have been eliminated from the financial statements. See Note 9 for disposition of wholly-owned subsidiary. The consolidated financial statements for April 30, 2001 and 2000 include the accounts of Tridon Enterprises, Incorporated and its wholly-owned subsidiary, Vertex Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation. Tridon Communications Corporation was inactive for the period of incorporation, March 9, 1999, to April 30, 2001.

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

Statements of Cash Flows

For the current year ended April 30, 2001, the Company entered into several non-monetary transactions as described below:

Preferred stock consisting of 17,500 shares valued at $59,236 was converted into 3,797,152 common shares. In addition, the Company issued 5,000,000 common shares for a reduction of a shareholder loan of $16,600 and for services rendered valued at $61,400. Dividends of $48,318 were paid with the issuance of 3,097,152 common shares. The Company issued 200,000 common shares valued at $5,000 in payment of interest.

See Accompanying Auditors' Report

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (CONTINUED)

For the year ended April 30, 2000, Tridon Enterprises, Incorporated entered several non-monetary transactions as described below:

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

For the year ended April 30, 2000, 1,000,000 shares of restricted common stock were issued for $1,000 cash for services as director's fees. This amount has been revalued to $10,000, and an additional $9,000 has been expensed and recorded as additional paid in capital. All other non-cash transactions for common stock for year-end April 30, 2000 are considered reasonably valued.

See Accompanying Auditors' Report

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies (CONTINUED)

Property and Equipment

Depreciation is provided on the straight line and double declining methods over the lives of related assets as follows:
                                                             Period
                                                            ----------
     Computers                                                 5 Years
     Furniture and Fixtures                                 5 - 7 Years
     Office equipment                                          5 Years
     Leasehold improvements                                 27 1/2 Years

Depreciation expense was $2,151, $2,678 and $3,198 for the years ended April 30, 2001, 2000 and 1999, respectively.

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

See Accompanying Auditors' Report

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


NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consist of the following:
                                                April 30,
                                      ----------------------------
                                          2001              2000
                                      ----------        ----------
     Computers                        $   10,259        $   10,259
     Furniture and fixtures                4,821             4,821
     Equipment                             2,913             2,913
     Leaseholds improvements                   0             7,469
                                      ----------        ----------
                                          17,993            25,462
     Less: Accumulated Depreciation       13,335            12,180
                                      ----------        ----------
                                      $    4,658        $   13,282
                                      ==========        ==========


See Accompanying Auditors' Report

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - RELATED PARTY TRANSACTIONS

Advances to Kevin Welch, current President of the Company, as of April 30,1998, were $30,000. During the year ended April 30, 1999, these advances were exchanged for services rendered and expensed as directors' fees. In addition, Mr. Welch advanced $12,501 to the Company in a non-interest bearing loan. During the year ended April 30, 2000, Mr. Welch advanced an additional $1,099 in a non-interest bearing loan. Of the outstanding balance of $130,578, shown in advance from officers at April 30, 1999, $118,077 has been reclassified to advances from shareholders for the year ended April 30, 2000, as explained below. During the year ended April 30, 2001, Mr. Welch resigned as an officer of the Company. Mr. Welch advanced the Company an additional $400 during the current year. Advances from Mr. Welch were reclassified as advances from shareholders. During the current year, Mr. Welch converted $16,600 of the amount owed him into 5,000,000 shares of the Company's common stock. This transaction reflects the fair market value of the common stock at the date of issuance at $.0156 per share or $78,000. The additional value increased paid in capital and officer's salary.

During the years ended April 30, 1999, net non-interest bearing funds were advanced from Paul Ebeling, a former officer of the Company, to Tridon Enterprises, Incorporated and Subsidiaries. Balances owed by the Companies to Mr. Ebeling were $118,077 for the year ended April 30, 1999. This amount was included in advances from officers' balance. During the year ended April 30, 2000, Mr. Ebeling resigned as an officer of the Company. Advances from Mr. Ebeling were reclassified as advances from shareholders. During the year ended April 30, 1999, Mr. Ebeling converted $10,845 of the amount owed to him into 10,845,000 shares of the Company's common stock. This transaction has been revalued to reflect the fair market value of the common stock at the date of issuance at $.07 per share, or $759,150. The additional value increased paid in capital and officer's salary. During the year ended April 30, 2001, Mr. Ebeling advanced an additional $52,617 for the Company to meet operating expenses.

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

During the year ended April 30, 2001, a former officer converted a total of 17,500 preferred shares into 700,000 common shares of the Company. Also see Note 8.

The Subsidiary received $39,400 of advances from Vertex Marketing for the April 30, 1999. Paul Ebeling owns Vertex Marketing 100%.

There are no signed notes for any of these transactions. For additional related party transactions, see Notes 1 (Revaluation of Common Stock) and 4.

See Accompanying Auditors' Report

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



See Accompanying Auditors' Report

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


NOTE 6 - INCOME TAXES

The provision for income taxes consists of:
                                                 April 30,
                                --------------------------------------------
                                    2001              2000           1999
                                ------------       ----------     ----------
Federal                         $         --       $       --     $       --
State                                    800              800            800
                                ------------       ----------     ----------
                                         800              800            800
Deferred Taxes                            --               --             --
                                ------------       ----------     ----------
Provision for Income Taxes      $        800       $      800     $      800
                                ============       ==========     ==========
Loss Carryforwards

Tridon Enterprises, Incorporated has net operating loss carryforwards that are from HCSI prior to its merger with Tridon Enterprises, Incorporated. The amounts that the Company may ultimately apply to future taxable income may be limited by application of tax law. The entire net operating loss carryforward of $1,001,000 expires in 2002.

See Accompanying Auditors' Report

                TRIDON ENTERPRISES, INCORPORATED AND SUBSIDIARIES
                      (COMPANIES IN THE DEVELOPMENT STAGE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES (Continued)

Subsequent to the merger of HCSI and Tridon Development Corporation, the Company has accumulated a tax loss carryforward of approximately $4,800,000 for federal tax purposes and a $2,040,000 tax loss carryforward for California franchise tax purposes. Federal net operating losses (NOL's) are carried forward 15 - 20 years and expire between 2002 and 2021. State NOL's are carried forward 5 years and expire between 2002 and 2006.

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


NOTE 7 - DEFERRED INCOME TAXES

The net deferred tax amount included in the accompanying balance sheets for the years ended April 30, include the following amounts of deferred tax assets and liabilities:
                                              2001                2000
                                         ------------       -------------
Deferred Tax Asset                       $ 2,800,000        $   2,801,800
Less Valuation Allowance                  (2,800,000)          (2,801,800)
                                         ------------       -------------
                                         $         --       $          --
                                         ============       =============

The deferred tax asset results mainly from the net operating loss carryforward for federal and state income tax purposes.

Due to the Company's going concern problem, a valuation for the full amount of the asset has been recorded. The valuation allowance decreased by $1,800 for the year ended April 30, 2001.

See Accompanying Auditors' Report

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

During the year ended April 30, 1996, $150,000 of advances from an officer was converted to 15,000 cumulative convertible preferred shares. As of April 30, 1999, 83,300 cumulative convertible preferred shares were issued and outstanding. Dividends in arrears on the cumulative preferred stock were $65,953 and $49,622 for the years ended April 30, 1999 and 1998, respectively. During the year ended April 30, 2000, 30,000 preferred shares were converted into common stock. Cumulative dividends in arrears on those preferred shares were $42,050. Cumulative dividends in arrears on remaining preferred stock was $87,464. During the year ended April 30, 2001, 17,500 preferred shares were converted into common stock by a former officer. Cumulative dividends in arrears on outstanding preferred stock at April 30, 2001 is $40,538.

For the year ended April 30, 2001, dividends paid with common stock totaled $48,316. For the years ended April 30, 2000 and 1999, no dividends were declared or paid.

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

See Accompanying Auditors' Report

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


NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company was sharing office space with their subsidiary. The lease was at $3,269 per month, expiring September 30, 2001. Due to inactivity of the Company and its subsidiary, this space was vacated in June 1999. The space was re-leased and no action has been taken by the landlord against the subsidiary. The Company and its subsidiary are currently working out of one of the officer's offices. Rent expense relative to this lease was charged to operations and for the years ended April 30, 2001, 2000 and 1999 was $10,500, $3,239 and $35,080,
respectively.

The Company previously leased a vehicle on a month-to month basis. Rent expense relative to this lease was charged to operations, and for the year ended April 30, 1998 was $5,400. Auto expense for the fiscal years ended April 30, 1998 of approximately $2,700 was paid directly by the president of the Company. The Company plans to repay this expense when funds are available. This expense has been included in the amount due to stockholders.

At the end of the fiscal year April 30, 1999, the Company was the defendant in three lawsuits. Two of the three were settled in exchange for the Company's stock. One judgement for $196,600 was settled for 3,000,000 shares of Tridon Enterprises stock. In the second lawsuit, a company paid Tridon Enterprises, Incorporated $10,000 cash during the year and was awarded 2,000,000 shares of stock subsequent to year-end. The $196,600 and $10,000 are shown in the stockholders' equity section and the $196,600 has also been expensed as part of the litigation settlement expense. As of April 30, 2001, the Company is a defendant in a lawsuit that has not been settled as of the date of this report, although a judgement in the amount of $213,878 has been entered against Tridon Enterprises, Incorporated. This amount has been accrued and is included in accounts payable.

See Accompanying Auditors' Report

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


NOTE 13 - PREPAID CONSULTING FEES

During the fiscal year ended April 30, 1999, the Company entered into five consulting agreements for future services. In exchange for these services, 3,300,000 shares of common stock were issued, valued at $1,504,500. The agreements were all for a one-year period commencing November 2, 1998. As of April 30, 1999, $752,250 of those consulting agreements had been earned and $752,250 was unearned and was classified as a prepaid expense. During the year ended April 30, 2000 the remaining $752,250 prepaid expense was earned and charged to expense.


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

The "Plan of Reorganization Agreement" with BzAds.com, Inc., noted in the April 30, 2000 financial statements was abandoned during the year ended April 30, 2001.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     For the fiscal years ended April 30, 2000 and 1999 and the interim period subsequent to April 30, 2000, the firm of Caldwell, Becker, Dervin, Petrick & Co., L.L.P. ("Caldwell, Becker") served as the Company's auditors. Effective August 24, 2001, the Board of Directors of the Company approved the change of accountants. On August 24, 2001, management of the Company dismissed Caldwell, Becker and engaged Hurley & Company of Granada Hills, California, as its independent public accountants to audit its financial statements for the fiscal year ended April 30, 2001.

     During the period of engagement of Caldwell, Becker there were no disagreements between the Company and Caldwell, Becker on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements (if not resolved to the satisfaction of Caldwell, Becker) would have caused Caldwell, Becker to make reference in connection with their report to the subject matter of the disagreements. The accountants' report on the financial statements of the Company for the fiscal years ended April 30, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope or accounting principles, except to express doubt as to the Company's ability to continue as a going concern.


                                    PART III

ITEM 10.  Directors and Officers of the Registrant

Officers and Directors of the Company as of April 30, 2001 are as follows:

Name                       Age            Position
----                       ---            --------
Brian T. Brick             38             CEO, Secretary/Treasurer and Director

Each director holds office until the next annual meeting of shareholders and until their successor has been elected and qualified. Each officer holds office at the pleasure of the Board of Directors and until their successor has been elected and qualified.

Brian T. Brick joined Tridon Enterprises Incorporated on April 5, 2001 and serves as CEO, Secretary/Treasurer and sole director of the company. Mr. Brick was formerly a securities industry executive.

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

     Based solely on a review of the copies of such forms furnished to the Company and representations from the executive officers and directors that no other reports were required, the Company believes that during fiscal 2001, its executive officers, directors and greater than ten percent (10%) beneficial owners complied with all applicable Section 16(a) filing requirements, except Mr. Brick has not yet filed a Form 3.


ITEM 11.  Executive Compensation

The following is a summary of executive compensation for the last three fiscal years ended April 30:

                                   2001         2000        1999
                                   ----         ----        ----
          Kevin Welch(1)          $  0         $  0        $  0
          Brian T. Brick (2)      $  0

---------------
(1)  Mr. Welch resigned as President on April 5, 2001

(2) Mr. Brick assumed the position of President on April 5, 2001 and has received no compensation to date.

Director Compensation

No directors received compensation in fiscal 2001.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth in the beneficial ownership of the Company's common stock be each person known to the Company to be the beneficial owner of more than five percent of the outstanding common stock of the Company and by directors and executive officers of the Company, both individually and as a group.

                                       Shares                   Percentage
Beneficial Owner                   Beneficially Owned           of Class (1)
----------------                   ------------------           ------------
Antebi Children's Insurance
Trust of 1995
345 North Maple Drive
Beverly Hills, CA 90210                 8,939,997                    10.08%

Tridon Trust
19 Rue Du Penthievre
75008 Paris, France                    14,732,000                    16.61%

All Officers and Directors
As a Group (1 person)                       -0-                      -0-

(1) Percentage is based on 88,691,886 common shares issued and outstanding as of April 30, 2001.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On February 21, 2001 the Board of Directors authorized the issuance of five million (5,000,000) common shares of the Company's stock to Kevin Welch for services rendered during fiscal years ending April 30, 1999, 2000 and 2001, as well as for the conversion of debt to equity for loans Mr. Welch made to the company totaling $16,600.

Since Mr. Welch was one of two Board of Directors that authorized the share issuance, and in an effort to eliminate any issues that might arise concerning self-dealing, lack of objectivity or legality, on July 23, 2001, Mr. Welch decided to return the shares authorized on February 21, 2001 to the transfer agent, with instructions to cancel the certificate and return the stock to treasury.

The current Board of Directors will decide how to compensate Mr. Welch for his two years' service as Chief Executive Officer as well as the structure for repayment of the debt.

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

     (b)  Reports on Form 8K

     On April 27, 2001 the Company filed a current report on Form 8-K to report the resignation of Kevin Welch as CEO and director and the appointment of Brian
T. Brick as Director and CEO. The Company also reported the relocation of its principal offices.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and on the dates indicated by the undersigned thereunto duly authorized.

                                         TRIDON ENTERPRISES INCORPORATED


                                          /s/ Brian T. Brick
Date:     September 3, 2001         By:  --------------------------
                                          Brian T. Brick
                                          Chief Executive Officer
                                          (Principal Executive Officer and
                                          Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Brian T. Brick       CEO, President,                September 3, 2001
  -------------------       Secretary/Treasurer
  Kevin Welch               and Director