Form 10-Q
period 2001-07-31
TRIDON ENTERPRISES INC
filed 2001-09-24
CIK 763245

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended July 31, 2001

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

As  of  July  31,  2001,  there  were  92,438,053  shares   outstanding  of  the
Registrant's common stock, $.001 par value.

                         TRIDON ENTERPRISES INCORPORATED
                                      10-Q

                                      INDEX


Part I. Financial Information

        Item 1. Consolidated Financial Statements (unaudited)

                Balance Sheets                                             3

                Statements of Operations                                   4

                Statements of Cash Flows                                   5-6

                Notes to Consolidated Financial Statements                 7

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation                                                  8

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                               8

Item 2.    Change in Securities and Use of Proceeds                        8

Item 3.    Defaults Upon Senior Securities                                 8

Item 4.    Submission of Matters to a Vote of Security Holders             9

Item 5.    Other Information                                               9

Item 6.    Exhibits and Reports on Form 8-K                                9

SIGNATURES                                                                10

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                                 Balance Sheets
                        July 31, 2001 and April 30, 2001

                                     Assets
                                                      July 31, 2001    April 30, 2001
                                                      -------------    --------------
                                                       (Unaudited)        (Audited)
Current Assets:
     Cash                                             $         162    $          171
     Notes Receivable and Interest Receivable               277,310           277,310
     Less Allowance for Bad Debt                           (277,310)         (277,310)
                                                      -------------    --------------
         Total Current Assets                                   162               171
Furniture and Equipment - at Cost                            17,993            17,993
     Accumulated Depreciation                               (13,799)          (13,335)
                                                      -------------    --------------
         Net Furniture and Equipment                          4,194             4,658
                                                      -------------    --------------
         Total Assets                                 $       4,356    $        4,829
                                                      =============    ==============

                 Liabilities And Stockholders' Equity (Deficit)
Current Liabilities:
     Accounts Payable and Accrued Expenses           $      289,603    $      287,338
     Advances from Stockholder                               99,273           172,630
     Advances from Vertex Marketing                          39,400            39,400
                                                      -------------    --------------
         Total Current Liabilities                          428,276           499,368
Commitments And Contingencies                                     -                 -
                                                      -------------    --------------
         Total Liabilities                                  428,276           499,368
                                                      -------------    --------------
Stockholders' Equity (Deficit):
     Common Stock, $.001 Par Value, 100,000,000
       Shares Authorized, 92,438,053 and 88,591,886
       Shares Issued Outstanding Respectively                92,438            88,592
     Preferred Stock, 7% Cumulative Convertible, Par
      Value $.001, 20,000,000 Shares Authorized,
      35,800 Shares Issued And Outstanding                       36                36
     Additional Paid-In Capital                          12,776,737        12,686,121
     Deficit Accumulated During Development Stage       (13,293,131)      (13,269,288)
                                                      -------------    --------------
         Total Stockholders' Equity (Deficit)              (423,920)         (494,539)
                                                      -------------    --------------
         Total Liabilities And Stockholders'
            Equity (Deficit)                          $       4,356   $         4,829
                                                      =============   ===============

                See accompanying notes to financial statements.

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                            Statements Of Operations
                                                                         Three Months       Three Months
                                                         Inception To        Ended              Ended
                                                        July 31, 2001    July 31, 2001      July 31, 2000
                                                        -------------    -------------      -------------
Revenue:
     Net Sales                                          $     151,729    $           0      $           0
     Cost of Sales                                            182,581                0                  0
                                                        -------------    -------------      -------------
Gross Loss                                                    (30,852)               0                  0
                                                        -------------    -------------      -------------
Operating Expenses:
     General and Administrative                             6,362,261            3,581              8,459
Consulting Fees                                               752,250                0                  0
     Research and Development                                 132,697                0                  0
     Computer Software Development Costs                      630,066                0                  0
     Interest                                                 893,637           19,462              5,000
                                                        -------------    -------------      -------------
         Total Operating Expenses                           8,770,911           23,043             13,459
                                                        -------------    -------------      -------------
         Net Loss from Operations                          (8,801,763)         (23,043)           (13,459)
                                                        -------------    -------------      -------------
Other Income (Expense)
     Consulting Fees Related to Common Stock Issued        (1,049,016)               0                  0
     Officer's Salary Related to Common Stock Issued       (1,157,328)               0                  0
     Interest                                                  97,949                0                  0
     Casualty Loss - Boat                                  (3,000,000)               0                  0
     Gain on Settlement                                       411,495                0                  0
     Forgiveness of Interest                                    8,901                0                  0
     Forgiveness of Debt                                      123,994                0                  0
     Realized Gain on Disposition of
         Marketable Securities                                  2,720                0                  0
     Loss on Permanent Impairment of Securities            (1,120,050)               0                  0
     Miscellaneous                                              1,043                0                  0
     Bad Debt Expense                                        (395,149)               0                  0
     Litigation Settlement                                   (429,978)               0                  0
                                                        -------------    -------------      -------------
              Total Other Income (Loss)                    (6,505,419)               0                  0
                                                        -------------    -------------      -------------
Loss from Continuing Operations Before Income Tax
Benefit (Expense)                                         (15,307,182)         (23,043)           (13,459)
Income Tax Benefit (Expense)                                   79,405             (800)              (800)
                                                        -------------    -------------      -------------
Loss from Continuing Operations                           (15,227,777)         (23,843)           (14,259)
Gain on Disposal of Segment                                 3,836,964                0                  0
Loss on Discontinued Operations                            (1,854,000)               0                  0
                                                        -------------    -------------      -------------
Net Loss                                                $ (13,244,813)   $     (23,843)     $     (14,259)
                                                        =============    =============      =============
Loss Per Share                                                           $        (.00)     $        (.00)
                                                                         =============      =============
Weighted Average Number of Shares Outstanding                               89,553,428         79,644,734
                                                                         =============      =============

                See accompanying notes to financial statements.

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                            Statements Of Cash Flows

                                                                         Three Months       Three Months
                                                         Inception To        Ended              Ended
                                                        July 31, 2001    July 31, 2001      July 31, 2000
                                                        -------------    -------------      -------------
Cash Flows From Operating Activities:
 Net Loss                                               $ (13,244,813)   $     (23,843)     $     (14,259)
   Adjustments to Reconcile Net Loss to Net
    Cash Provided (Used) by Operations:
     Loss on Disposal of Segment                           (3,836,964)               0                  0
     Loss on Permanent Impairment of Marketable
       Securities                                           1,120,050                0                  0
     Gain on Sale of Marketable Securities                     (7,467)               0                  0
     Write-Down of Investment                                  25,000                0                  0
     Depreciation                                              14,961              464                636
     Increase in Allowance for Bad Debts                      414,365                0                  0
     Professional Fees                                         12,885                0                  0
     Outside Services Paid by Issuance of Common Stock      1,580,923                0                  0
     Officers' Salaries Related to Common Stock Issued      1,758,728                0                  0
     Operating Expenses Paid by Officer/Stockholder           168,358            1,643                  0
     Loan Fees Related to Common Stock Issued               1,049,016                0                  0
     Write-Down of Screenplays                                 49,800                0                  0
     Loss on Fixed Asset Disposal                               7,726                0                  0
     Research and Development                                  88,000                0                  0
     Interest Expense                                         374,207           19,462              5,000
     Reclassification of Common Stock Subscribed              225,000                0                  0
     Forgiveness of Interest                                   (8,901)               0                  0
     Maritime Loss                                          3,462,825                0                  0
     Forgiveness of Debt                                     (123,994)               0                  0
     Stock Issued in Litigation Settlement                    429,978                0                  0
   (Increase) Decrease in:
     Prepaid Expenses                                         759,940                0                  0
     Notes Receivable                                          (9,417)               0                  0
     Interest Receivable                                      (25,000)               0                  0
   Increase (Decrease) in:
     Accounts Payable and Accrued Expenses                    450,692            2,265              8,097
     Preferred Stock Subscription                              10,000                0                  0
     Estimated Future Cost of Discontinued
      Operations                                                3,125                0                  0
     Accounts Payable - Vintage Group, Inc.                    45,574                0                  0
                                                        -------------    -------------      -------------
       Net Cash Provided (Used) by
         Operating Activities                              (5,205,403)              (9)              (526)
                                                        -------------    -------------      -------------

                See accompanying notes to financial statements.

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                            Statements Of Cash Flows
                                   (Continued)

                                                                         Three Months       Three Months
                                                         Inception To        Ended              Ended
                                                        July 31, 2001    July 31, 2001      July 31, 2000
                                                        -------------    -------------      -------------
Cash Flows From Investing Activities:
 Loans Made                                                  (375,757)               0                  0
 Investments in Marketable Equity Securities                 (238,550)               0                  0
 Proceeds from Sale of Securities                             440,743                0                  0
 Sale of Common Stock                                          13,550                0                  0
 Investment in Screenplays                                    (40,000)               0                  0
 Purchase of Furniture and Equipment                          (26,881)               0                  0
 Advances to Officers                                         (91,627)               0                  0
 Investment in Production                                      (1,925)               0                  0
 Repayments of Notes Receivable                                 6,000                0                  0
                                                        -------------    -------------      -------------
     Net Cash Provided (Used) by Investing Activities        (314,447)               0                  0
                                                        -------------    -------------      -------------
Cash Flows From Financing Activities:
 Proceeds from Issuance of Common Stock                     4,906,325                0                  0
 Proceeds from Issuance of Convertible Preferred Stock        135,003                0                  0
 Increase in Paid-In Capital                                   99,866                0                  0
 Proceeds from Issuance of Convertible Notes Payable           59,025                0                  0
 Advances from Officer                                        325,174                0                  0
 Repayments of Advances from Officer                          (44,785)               0                  0
 Advances from Vertex Marketing                                39,400                0                  0
                                                        -------------    -------------      -------------
     Net Cash Provided By Financing Activities              5,520,008                0                  0
                                                        -------------    -------------      -------------
Net Increase (Decrease) in Cash                                   158               (9)              (526)
Cash at Beginning of Period                                         4              171              1,250
                                                        -------------    -------------      -------------
Cash at End of Period                                   $         162     $        162      $         724
                                                        =============     ============      =============

                See accompanying notes to financial statements.

                         Tridon Enterprises Incorporated
                      (A Company in the Development Stage)
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2001, the results of its operations for the three month periods ended July 31, 2001 and 2000, and its cash flows for the three month periods ended July 31, 2001 and 2000. Operating results for the three month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002.

Basis of Consolidation and Combination

The consolidated financial statements for July 31, 2001 and 2000 include the accounts of Tridon Enterprises, Incorporated and its wholly-owned subsidiaries, Vertex Corporation and Tridon Communications Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation. Both Vertex Corporation and Tridon Communications Corporation were inactive for the three months ended June 31, 2001 and 2000.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of us develop our technology and execute our business plan. Although we believe the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements contained in the report will prove to be accurate.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $23,843 for the three months ended July 31, 2001 compared to a net loss of $14,259 for the same period in July 31, 2000. The Company does not generate any cash from operations.

The Company's future is uncertain as to its ability to meet the financial commitments required to maintain current SEC filings and to meet working capital requirements.

The Company and its subsidiaries have suffered substantial losses since inception. The long-term continuation of the Company as a going concern is dependent upon the Company's ability to establish itself as a profitable business. It is Management's belief that the Company will continue to incur losses during the current year and require additional funds. The additional funding will be obtained from private or public equity investment, loans from shareholders, advances from officers, and possible future collaborative agreements. It is Management's goal to merge the Company with a profitable operating company in order to create a viable entity. There can be no assurance the Company's will be successful in achieving these objectives.


Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None


Item 2.    Change in Securities and Use of Proceeds

None


Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

Not applicable


Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and on the dates indicated by the undersigned thereunto duly authorized.

                                         TRIDON ENTERPRISES INCORPORATED


                                          /s/ Brian T. Brick
Date:     September 24, 2001         By:  --------------------------
                                          Brian T. Brick
                                          Chief Executive Officer
                                          (Principal Executive Officer and
                                          Principal Financial Officer)