Form 10-Q
period 2001-10-31
TRIDON ENTERPRISES INC
filed 2001-11-21
CIK 763245

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 31, 2001

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) FOR THE SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the Transition Period From ________ to _______.


                        Commission File Number: 0-13628
                       ---------------------------------

                        TRIDON ENTERPRISES INCORPORATED
            (Exact name of registrant as specified in its charter)


        Colorado                                               13-3183646
(State or other jurisdiction of                             (IRS employer
 incorporation or organization)                          identification number)

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

As of October 31, 2001, there were 87,438,053 shares outstanding of the Registrant's common stock, $.001 par value.

                         TRIDON ENTERPRISES INCORPORATED
                                      10-Q

                                      INDEX


Part I. Financial Information

        Item 1. Consolidated Financial Statements (unaudited)

                Balance Sheets                                             3

                Statements of Operations                                   4-5

                Statements of Cash Flows                                   6-7

                Notes to Consolidated Financial Statements                 8

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operation                                                  9

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              10

Item 2.    Change in Securities and Use of Proceeds                       10

Item 3.    Defaults Upon Senior Securities                                10

Item 4.    Submission of Matters to a Vote of Security Holders            11

Item 5.    Other Information                                              11

Item 6.    Exhibits and Reports on Form 8-K                               11

SIGNATURES                                                                12

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                                 Balance Sheets
                       October 31, 2001 and April 30, 2001

                                     Assets
                                                              October 31, 2001  April 30, 2001
                                                              ----------------  --------------
                                                                (Unaudited)       (Audited)
Current Assets:
     Cash                                                      $         162    $         171
     Notes Receivable and Interest Receivable                        277,310          277,310
     Less Allowance for Bad Debt                                    (277,310)        (277,310)
     Prepaid Expenses                                                 17,424                0
                                                               --------------   --------------
         Total Current Assets                                         17,586              171
                                                               --------------   --------------
Furniture and Equipment - at Cost                                     17,993           17,993
     Accumulated Depreciation                                        (14,391)         (13,335)
                                                               --------------   --------------
         Net Furniture and Equipment                                   3,602            4,658
                                                               --------------   --------------
         Total Assets                                          $      21,188    $       4,829
                                                               ==============   ==============

                 Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
     Accounts Payable and Accrued Expenses                     $     298,004    $     287,338
     Advances from Stockholder                                       201,711          172,630
     Advances from Vertex Marketing                                   39,400           39,400
                                                               --------------   --------------
         Total Current Liabilities                                   539,115          499,368
Commitments And Contingencies                                              -                -
                                                               --------------   --------------
         Total Liabilities                                           539,115          499,368
                                                               --------------   --------------
Stockholders' Equity (Deficit):
     Common Stock, $.001 Par Value, 100,000,000
       Shares Authorized, 87,438,053 and 88,591,886
       Shares Issued and Outstanding Respectively                     87,438           88,592
     Preferred Stock, 7% Cumulative Convertible,
       Par Value $.001, 20,000,000 Shares Authorized,
       35,800 Shares Issued And Outstanding                               36               36
     Additional Paid-In Capital                                   12,703,736       12,686,121
     Deficit Accumulated During Development Stage                (13,309,137)     (13,269,288)
                                                               --------------   --------------
         Total Stockholders' Equity (Deficit)                       (517,927)        (494,539)
                                                               --------------   --------------
         Total Liabilities And Stockholders' Equity (Deficit)  $      21,188    $       4,829
                                                               ==============   ==============

                 See accompanying notes to financial statements
                                       3

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                            Statements Of Operations
                                                        Three Months   Three Months
                                                           Ended          Ended
                                                        October 31,    October 31,
                                                            2001           2000
                                                        ------------   -----------
Revenue:
     Net Sales                                          $          0   $         0
     Cost of Sales                                                 0             0
                                                        ------------   -----------
Gross Loss                                                         0             0
                                                        ------------   -----------
Operating Expenses:
   General and Administrative                                 16,006        23,122
   Consulting Fees                                                 0             0
   Research and Development                                        0             0
   Computer Software Development Costs                             0             0
   Interest                                                        0             0
                                                        ------------   -----------
       Total Operating Expenses                               16,006         3,122
                                                        ------------   -----------
       Net Loss from Operations                              (16,006)      (23,122)
                                                        ------------   -----------
Other Income (Expense)
   Consulting Fees Related to Common Stock Issued                  0             0
   Officer's Salary Related to Common Stock Issued                 0             0
   Interest                                                        0             0
   Casualty Loss - Boat                                            0             0
   Gain on Settlement                                              0             0
   Forgiveness of Interest                                         0             0
   Forgiveness of Debt                                             0             0
   Realized Gain on Disposition of Marketable Securities           0             0
   Loss on Permanent Impairment of Securities                      0             0
   Miscellaneous                                                   0             0
   Bad Debt Expense                                                0             0
   Litigation Settlement                                           0             0
                                                        ------------   -----------
            Total Other Income (Loss)                              0             0
                                                        ------------   -----------
Loss from Continuing Operations Before Income Tax
Benefit (Expense)                                            (16,006)      (23,122)
Income Tax Benefit (Expense )                                      0             0
                                                        ------------   -----------
Loss from Continuing Operations                              (16,006)      (23,122)
Gain on Disposal of Segment                                        0             0
Loss on Discontinued Operations                                    0             0
                                                        ------------   -----------
Net Loss                                                $    (16,006)  $   (23,122)
                                                        ============   ===========
Loss Per Share                                          $       (.00)  $      (.00)
                                                        ============   ===========
Weighted Average Number of Shares Outstanding             91,188,053    79,794,734
                                                        ============   ===========

                 See accompanying notes to financial statements

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                            Statements Of Operations (Continued)
                                                                            Six Months     Six Months
                                                                              Ended         Ended
                                                          Inception To      October 31,    October 31,
                                                        October 31, 2001        2001           2000
                                                        ---------------     ------------   -----------
Revenue:
     Net Sales                                          $       151,729     $          0   $         0
     Cost of Sales                                              182,581                0             0
                                                        ---------------     ------------   -----------
Gross Loss                                                      (30,852)               0             0
                                                        ---------------     ------------   -----------
Operating Expenses:
  General and Administrative                                  6,378,267           19,587        31,581
  Consulting Fees                                               752,250                0             0
  Research and Development                                      132,697                0             0
  Computer Software Development Costs                           630,066                0             0
  Interest                                                      893,637           19,462         5,000
                                                        ---------------     ------------   -----------
      Total Operating Expenses                                8,786,917           39,049        36,581
                                                        ---------------     ------------   -----------
      Net Loss from Operations                               (8,817,769)         (39,049)      (36,581)
                                                        ---------------     ------------   -----------
Other Income (Expense)
  Consulting Fees Related to Common Stock Issued             (1,049,016)               0             0
  Officer's Salary Related to Common Stock Issued            (1,157,328)               0             0
  Interest                                                       97,949                0             0
  Casualty Loss - Boat                                       (3,000,000)               0             0
  Gain on Settlement                                            411,495                0             0
  Forgiveness of Interest                                         8,901                0             0
  Forgiveness of Debt                                           123,994                0             0
  Realized Gain on Disposition of Marketable Securities           2,720                0             0
  Loss on Permanent Impairment of Securities                 (1,120,050)               0             0
  Miscellaneous                                                   1,043                0             0
  Bad Debt Expense                                             (395,149)               0             0
  Litigation Settlement                                        (429,978)               0             0
                                                        ---------------     ------------   -----------
              Total Other Income (Loss)                      (6,505,419)               0             0
                                                        ---------------     ------------   -----------
Loss from Continuing Operations Before Income Tax
Benefit (Expense)                                           (15,323,188)         (39,049)      (36,581)
Income Tax Benefit (Expense )                                    79,405             (800)         (800)
                                                        ---------------     ------------   -----------
Loss from Continuing Operations                             (15,243,783)         (39,049)      (37,381)
Gain on Disposal of Segment                                   3,836,964                0             0
Loss on Discontinued Operations                              (1,854,000)               0             0
                                                        ---------------     ------------   -----------
Net Loss                                                $   (13,260,819)    $    (39,849)  $   (37,381)
                                                        ===============     ============   ===========
Loss Per Share                                                              $       (.00)  $      (.00)
                                                                            ============   ===========
Weighted Average Number of Shares Outstanding                                 90,075,410    79,709,020
                                                                            ============   ===========

                 See accompanying notes to financial statements

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                            Statements Of Cash Flows

                                                                            Six Months     Six Months
                                                                              Ended         Ended
                                                          Inception To      October 31,    October 31,
                                                        October 31, 2001        2001           2000
                                                        ---------------     ------------   -----------
Cash Flows From Operating Activities:
   Net Loss                                             $  (13,260,819)     $   (39,849)   $   (37,381)
     Adjustments to Reconcile Net Loss to Net
      Cash Provided (Used) by Operations:
       Loss on Disposal of Segment                          (3,836,964)               0              0
       Loss on Permanent Impairment of Marketable
         Securities                                          1,120,050                0              0
       Gain on Sale of Marketable Securities                    (7,467)               0              0
       Write-Down of Investment                                 25,000                0              0
       Depreciation                                             15,553            1,056          1,224
       Increase in Allowance for Bad Debts                     414,365                0              0
       Professional Fees                                        12,885                0              0
       Outside Services Paid by Issuance of Common Stock     1,580,923                0              0
       Officers' Salaries Related to Common Stock Issued     1,697,328          (61,400)             0
       Operating Expenses Paid by Officer/Stockholder          218,637           51,922              0
       Loan Fees Related to Common Stock Issued              1,049,016                0              0
       Write-Down of Screenplays                                49,800                0              0
       Loss on Fixed Asset Disposal                              7,726                0              0
       Research and Development                                 88,000                0              0
       Interest Expense                                        374,207           19,462          5,000
       Reclassification of Common Stock Subscribed             225,000                0              0
       Forgiveness of Interest                                  (8,901)               0              0
       Maritime Loss                                         3,462,825                0              0
       Forgiveness of Debt                                    (123,994)               0              0
       Stock Issued in Litigation Settlement                   429,978                0              0
     (Increase) Decrease in:
       Prepaid Expenses                                        759,940                0              0
       Notes Receivable                                         (9,417)               0              0
       Interest Receivable                                     (25,000)               0              0
     Increase (Decrease) in:
       Accounts Payable and Accrued Expenses                   477,227           28,800         30,367
       Preferred Stock Subscription                             10,000                0              0
       Estimated Future Cost of Discontinued
        Operations                                               3,125                0              0
       Accounts Payable - Vintage Group, Inc.                   45,574                0              0
                                                        ---------------     ------------   -----------
         Net Cash Provided (Used) by
           Operating Activities                             (5,205,403)              (9)          (790)
                                                        ---------------     ------------   -----------

                 See accompanying notes to financial statements
                                       6

                         TRIDON ENTERPRISES INCORPORATED
                      (A Company In The Development Stage)
                      Statements Of Cash Flows (Continued)

                                                                            Six Months     Six Months
                                                                              Ended         Ended
                                                          Inception To      October 31,    October 31,
                                                        October 31, 2001        2001           2000
                                                        ---------------     ------------   -----------

Cash Flows From Investing Activities:
   Loans Made                                                 (375,757)               0              0
   Investments in Marketable Equity Securities                (238,550)               0              0
   Proceeds from Sale of Securities                            440,743                0              0
   Sale of Common Stock                                         13,550                0              0
   Investment in Screenplays                                   (40,000)               0              0
   Purchase of Furniture and Equipment                         (26,881)               0              0
   Advances to Officers                                        (91,627)               0              0
   Investment in Production                                     (1,925)               0              0
   Repayments of Notes Receivable                                6,000                0              0
                                                        ---------------     ------------   -----------
       Net Cash Provided (Used) by Investing Activities       (314,447)               0             0
                                                        ---------------     ------------   -----------
Cash Flows From Financing Activities:
   Proceeds from Issuance of Common Stock                    4,906,325                0              0
   Proceeds from Issuance of Convertible Preferred Stock       135,003                0              0
   Increase in Paid-In Capital                                  99,866                0              0
   Proceeds from Issuance of Convertible Notes Payable          59,025                0              0
   Advances from Officer                                       325,174                0              0
   Repayments of Advances from Officer                         (44,785)               0              0
   Advances from Vertex Marketing                               39,400                0              0
                                                        ---------------     ------------   -----------
       Net Cash Provided By Financing Activities             5,520,008                0              0
                                                        ---------------     ------------   -----------
Net Increase (Decrease) in Cash                                    158               (9)          (790)
Cash at Beginning of Period                                          4              171          1,250
                                                        ---------------     ------------   -----------
Cash at End of Period                                   $          162      $       162    $       460
                                                        ==============      ===========    ===========


                 See accompanying notes to financial statements
                                       7

                         Tridon Enterprises Incorporated
                      (A Company in the Development Stage)
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the accompanying unaudited financial statements contain all the normal recurring adjustments necessary to present fairly the financial position of the Company as of October 31, 2001, the results of its operations for the three and nine month periods ended October 31, 2001 and 2000, and its cash flows for the six month periods ended October 31, 2001 and 2000. Operating results for the three and nine month periods ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ended April 30, 2002.

Basis of Consolidation and Combination

The consolidated financial statements for October 31, 2001 and 2000 include the accounts of Tridon Enterprises, Incorporated and its wholly-owned subsidiaries, Vertex Corporation and Tridon Communications Corporation. Significant intercompany accounts and transactions have been eliminated in consolidation. Both Vertex Corporation and Tridon Communications Corporation were inactive for the three months ended October 31, 2001 and 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had a net loss of $39,849 for the six months ended October 31, 2001 compared to a net loss of $37,381 for the same period in October 31, 2000. The Company does not generate any cash from operations.

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

ACQUISITION TRANSACTION

On October 15, 2001 the Company executed a share exchange agreement to acquire all of the assets, business, operations of Alpha Spacecom ("Alpha"), a Hong Kong-based company (and all "Immediate Companies") that developed and owns the cost effective broadband Ka-band satellite system designated "Alphacom". Subject to customary due diligence and documentation procedures, the transaction is scheduled to close on or before November 30, 2001.

Alpha has a principal role in an on-going program to construct and launch KA Band satellite(s) for the exclusive distribution of media, sports and entertainment programming to Mainland China. Alpha's team of Beijing based scientists and engineers have developed sophisticated KA Band technologies for platforms relevant to both receptive and interactive satellite signals enabling Chinese language programming to be distributed via "spot" signals throughout both the major urban and rural areas of the country.

Alpha's Chinese government counterpart in this venture is China Broadcast Satellite Transmission Co., Ltd. ("CBSat), the wholly owned satellite arm of China's Ministry of Film, Television and Radio ("SARFT"), the state owned satellite broadcasting group which has the official mandate to develop a coordinated means of satellite transmission of both domestically produced and foreign language programming for China, including sports, entertainment, media, Pay-per-View, interactive data communications services, Internet, intra net and mobile communications.

Under a turnkey contract with Lockheed Martin Corporation's Lockheed Martin Commercial Space Systems ("LMCSS") the satellite network is designed, constructed, launch vehicles supplied, launched, maintained, and an integrated ground network established.

The Alpha Spacecom communications platform, Alphacom System, is the only approved satellite system available for distribution of both local and foreign programming in China. Once launched the Alphacom System will provide an exclusive platform for Chinese language and foreign programming with capacity for direct, interactive and Pay-per-View services in the world's fastest growing market for telecommunication services.

The Alphacom System is extremely well suited for the vast China market as it is less expensive than terrestrial networks because of the widely dispersed rural populations, harsh climate and geography.

The Alphacom System with its Government backing can provide an effective solution to China's communications and entertainment need in the 21st Century.

The merger of Tridon with Alpha Spacecom is scheduled to close on November 30, 2001.


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

None


Item 2.    Change in Securities and Use of Proceeds

None


Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable


Item 5.    Other Information

Not applicable


Item 6.    Exhibits and Reports on Form 8-K

(a)      Exhibits

None

(b)      Reports on Form 8-K

          On October 3, 2001, the Registrant reported on Form 8-K the issuance of a press release on October 2, 2001 announcing the Company had entered into a preliminary agreement to acquire all operations of Alpha Spacecom.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf and on the dates indicated by the undersigned thereunto duly authorized.

                                         TRIDON ENTERPRISES INCORPORATED


                                          /s/ Brian T. Brick
Date:     November 21, 2001         By:  --------------------------
                                          Brian T. Brick
                                          Chief Executive Officer
                                          (Principal Executive Officer and
                                          Principal Financial Officer)