Form 10KSB
period 2001-12-31
TRIDON ENTERPRISES INC
filed 2002-05-16
CIK 763245

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549



                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                       For the fiscal year ended  December 31, 2001

OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from                  to

                        Commission file Number 000-13628

                         TRIDON ENTERPRISES INCORPORATED
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                    Colorado                              13-3183646
        ----------------------------                 -------------------
        (State or other Jurisdiction                  (I.R.S. Employer
                of Incorporation)                    Identification No.)


   Room 1305, 13/F Progress Commercial
   Building, 7-17 Irving Street, Causeway Bay,
                 Hong Kong
   --------------------------------------------             -----------------
     (Address of Principal Executive Offices)                  (Zip Code)

                                 (852) 2972-2772
                 -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

              Title of Each Class                   Name of Each Exchange
              -------------------                   ---------------------

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes      X            No
     ---------           -----------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB. |X|

         State issuer's revenue for its most recent fiscal year  $     0
                                                                 --------------

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $3,189,600.
                                  ----------

         Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                   No
     ---------           -----------
                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of share outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of April 15, 2002 there
                                                      --------------------------
were 99,115,169 shares of common stock issued and outstanding
-------------------------------------------------------------

         Transitional Small Business Disclosure Format (check one):

       Yes                 No       X
          --------               --------


                         TRIDON ENTERPRISES INCORPORATED
                                   FORM 10-KSB
                                      INDEX

                                                                                     Page

                                     PART I

Item 1.    Description of Business......................................................1

Item 2.    Description of Properties....................................................7

Item 3.    Legal Proceedings............................................................7

Item 4.    Submission of Matters of a Vote of Security Holders..........................7

                              PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters..........................................................8

Item 6.    Management's Discussion and Analysis of Financial6
           Condition and Results of Operations..........................................8

Item 7.    Financial Statements........................................................10

                             PART III

Item 8.    Directors and Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act...........................11

Item 9.    Executive Compensation......................................................13

Item 10.   Security Ownership of Certain Beneficial Owners and Management..............13

Item 11.   Certain Relationships and Related Transactions..............................15

Item 12.   Exhibits, List and Reports on Form 8-K......................................15

Signatures  ...........................................................................16

Financial Statements...................................................................F-1

                                     PART I


ITEM 1.  Description of Business.

         When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

CORPORATE HISTORY

         We were incorporated in the State of Colorado in 1986 under the name Hammer Computer Systems, Inc. a Colorado corporation. In late 1989, we merged with Tridon Development Corporation, a Missouri Corporation and changed our name to Tridon Corporation.

         On April 21, 1999, Mr. Paul Ebeling, Chairman and Chief Executive Officer of we tendered his resignation from all positions with we for personal reasons his resignation was accepted by Board of Directors and was effective immediately.

         On December 10, 2001, pursuant to a share exchange agreement we acquired from Alpha Sky Investment Limited all of Alpha Sky's equity interests in Accuhigh Investments Limited, a British Virgin Islands company and Tidy Sum Investments Limited, a British Virgin Islands company in exchange for 10,000,000 shares of our convertible preferred stock which shares of convertible preferred stock are convertible into 900,000,000 shares of our common stock. For accounting purposes, this acquisition will be treated as a recapitalization of Alpha Spacecom Company Limited ("ASC") with Alpha Sky Investment Limited as the acquirer.

         On December 10, 2001, Xuedong Hu, Fung Sien and Wai Man Yu were appointed as members of the board of directors. Brian Brick resigned from the position of Chief Executive Officer. The directors then elected Xuedong Hu as the Chairman of the Board and Chief Executive Officer and appointed Mr. Brick as the Chief Operating Officer.

OPERATIONS

         Prior to the merger with Alpha, we were seeking strategic partnerships with companies in the satellite business. However, due to the difficulty in raising additional working capital to execute our business plans, we ceased operations in April 2001.

         After the acquisition on December 10, 2001 of Alpha, we have continued the operations of Alpha.

         Background

         Alpha is organized under the laws of the British Virgin Islands and is engaged in the operation of a satellite related business in the People's Republic of China. ASC is the operating subsidiary of Alpha Sky Investment
Limited. ASC was incorporated in Hong Kong in December of 1998. Alpha is a development state company and has very limited operations to date due to lack of capital.

         Alpha's objective is to develop a Ka band communication satellite system ("Alphacom System") that will provide broadband telecommunications services to China and its neighboring Asia Pacific countries. If and when completed, the Alphacom System will provide a wide bandwidth, high data throughput, low cost, and high efficiency broadcast and communications SPPV platform. We plan to achieve this objective by negotiating agreements with providers of satelites and through our in-house research and development.

         Technology

         The term "Ka-band" refers to the range of frequency at which a satellite communicates. There are three bands which are commonly used in geosynchronous satellite telecommunications: Ku-band, C-band, and Ka-band. FSS Ku-band covers the range between 12.25 and 12.75 GHz downlink and is typically used for television broadcast and telecommunications with a beam coverage of a subcontinent. The relatively high power of Ku-band satellite enables the receiver dish to be significantly smaller than the one required by C-band. In contrast, C-band satellites, which use the frequency range between 3.7 and 4.2 GHz downlink, are able to reach relatively larger coverage areas but require a receiver dish much larger in diameter.

         Ka-band operates in the range of 20 to 30 GHz. It is used by broadband multimedia companies because it has sufficient bandwidth to support the demands of broadband multimedia applications. The wide frequency bandwidth allows data to be transmitted at a relatively higher data rate and allows for interactive broadband services. NASA's ACTS satellite system is capable of gigabit-per-second communication. According to the Vision group, the commercial use of these systems are capable of transmitting 1.5 Megabytes per second which is 150 times as fast as data can be transmitted over phone lines.

         Ka-band, for example, can be used with any of the orbits. Ka-band is preferred because it offers 4-7 times the spectrum of other bands, thus allowing it to deliver higher bandwidth. The bandwidth is necessary due to the types of services that may run on the network. These services include:

         Voice Telephony o Interactive Data
         Videotelephony o Multimedia Business Access
         Medical and Technical Imaging
         CAD/CAM
         TV and Audio Broadcast Transmission
         Interactive TV and video on demand

Other possible services include:

         Point-to-Point Broadcast Feeds
         Satellite News Gathering
         Aeronautical and Maritime Mobile Telecommunications

         Market Overview

         China has approximately 300 million television viewers. The viewing habits and viewing interest vary from region to region in China, as education levels, demographics, nationalities, culture, dialects, languages, and traditions vary in different parts of the country. This has resulted in a segmented market that the traditional means of television broadcast does not adequately address. An interactive and video on demand type system would address many of the needs of this segmented market. A platform that can provide high bandwidth, high data rate, low cost, and interactivity is a necessity. If and ever developed, the Alphacom System will provide a broadband Satellite-Pay-Per-View ("SPPV") platform to enable interactivity and video on demand.

         ASC has been in discussions with the China's State Administration of Radio, Film and Television ("SARFT") and China Broadcasting Film Television Satellite Company ("CBSat") for the past two years to develop a broadband SPPV platform.

         With China's entry into World Trade Organization, it is projected that China's media market will gradually be liberalized resulting in non-Chinese media companies being able to access the China market. These media companies require a low cost and high capacity platform to bring their television programs to the Chinese viewers.

         Management believes that, once developed, the Alphacom System will address this growth need. The Alphacom System is not only limited to SPPV platform. Vice Minister Lu Xinkui of China's Ministry of Information Industry
(MII), at the second IT Forum organized by China Computerworld, one of the largest IT media groups in the nation, asserted that, as broadband data becomes more important in the telecom market, driven by users' demand for more data at a faster speed, China's IT industry revenue is expected to double in the next four years to US$240 billion. According to the latest statistics released on December 3, 2001 by China Internet Network Information Center, China's internet bandwidth of international exit was up to 5724 MHz by the end of September, 2001, nearly twice a much as in the prior year. Management believes that, once developed, the Alphacom System will be able to satisfy this demand in a cost-effective way compared to the terrestrial counterpart. The system will serve to provide extension and backup to the terrestrial means -- fixed and mobile -- as well as the "last mile" connectivity, thanks to its unique capability of reach and the inherent advantage of availability.

         Business Partners

         Pursuant to the terms of a Memorandum of Understanding, Lockheed Martin Commercial Space Systems is working with ASC to develop a system design and commercial proposal to meet ASC's requirements for the Alphacom System. Under a turnkey contract currently in negotiation, Lockheed will provide design, supply, installation and integration of the ground network and satellite(s), including launch vehicles for implementation of the Alphacom System.

         Pursuant to the terms of a Memorandum of Understanding with CBSat, a division of the SARFT, ASC is developing a project to construct, launch, maintain and operate KA band satellites for distribution of news, sports, entertainment, and SPPV services in China. No definitive agreement has yet been reached although the parties are discussing a more formal relationship.

         Through Alpha, the Company also has a five percent (5%) equity interest in each of Vertex Corporation, Vertex Corporation Marketing, Tridon Energy Resources, Tridon Communications and Tridon Com.com.

BUSINESS STRATEGY AND MARKET DEVELOPMENT

         Our business strategy is to capitalize on the opportunities for growth in our core business through strategic alliances and developing the Ka band communication system.

SEASONALITY

         Our business is not affected by seasonal fluctuations.


COMPETITION

         We believe that we have a competitive advantage because we employ skilled personnel who have been trained for and have experience. Principal competitive factors are proprietary technology, customer service, technical support, delivery and price.


RESEARCH AND DEVELOPMENT

         Our ongoing research and development program involves the design and development of the application software SPPV platform that will serve the needs of the vast TV customers in China. The research and development department is staffed with experienced design engineers.


EMPLOYEES

         At December 31, 2001, we had 10 employees.


GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA

         All of our subsidiary companies operate from facilities that are located in the People's Republic of China. Accordingly, our subsidiaries' operations must conform to the governmental regulations and rules of China.

         The Chinese Legal System

         The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices, which are not consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

         Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign- Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

         Economic Reform Issues

         Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

o        We will be able to capitalize on economic reforms;
o The Chinese  government will continue its pursuit of economic reform policies;
o The economic policies, even if pursued, will be successful; o Economic policies will not be significantly altered from time to time; and o Business operations in China will not become subject to the risk of nationalization.

         Negative impact upon economic reform policies or nationalization could result in a total investment loss in our common stock.

         Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

         Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Rennin, restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets. These measures may adversely affect our telephone communications manufacturing company's operations.

         To date reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

         China's Accession into the WTO

         On November 11, 2001, China signed an agreement to become a member of the World Trade Organization sometimes referred to as the WTO, the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001. China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. China's accession to the WTO may favorably affect our business in that reduced market barriers and a more transparent investment environment will facilitate increased investment opportunities in China, while tariff rate reductions and other enhancements will enable us to develop better investment strategies and attract investment capital. In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights. Also, with China's entry to the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.

ITEM 2.  Properties.

         We are headquartered in Hong Kong at Room 1305, 13/F Progress Commercial Building, 7-17 Irving Street, Causeway Bay, Hong Kong, and conduct our operations at facilities located in 11B11, Han Wei Plaza, No. 7 Guang Hua Road, Chao Yang District, Beijing, China. We believe that our facilities are in good condition and provide adequate capacity to meet the our needs for the foreseeable future.

         The following table sets forth certain information relating to our principal facilities:


         Location                       Principal Uses         Approx Sq. Ft.
  -----------------------         -------------------------    --------------
  Causeway Bay, Hong Kong         Operations and Management        400

      Beijing, China              Operations and Management       3,300


ITEM 3.  Legal Proceedings.

         We are not a party to any pending or to the best of its knowledge, any threatened legal proceedings. No director, officer or affiliate of the Company, or owner of record or of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.


ITEM 4.  Submission of Matters to a Vote of Security Holders.

         There were no matter submitted to our shareholders for the quarter ended December 31, 2001.

                                     PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Our common stock trades on the over-the-counter Bulletin Board under the symbol "TEIM." The following table sets forth the high and low sales prices for the shares of common stock as reported on the over-the-counter Bulletin Board for each quarterly period of the last two fiscal years. The bid prices listed below represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, breakdowns or commissions and may not represent actual transactions.


  2000                                    High                  Low
  ----                                    -----                 ----

  March 31                                $0.13                $0.06
  December 31                             $0.03                $0.01
  September 30                            $0.04                $0.01
  June 30                                 $0.05                $0.03

  2001                                    High                  Low
  ----                                    -----                 ----
  March 31                                $0.03                $0.01
  December 31                             $0.02                $0.01
  September 30                            $0.05                $0.02
  June 30                                 $0.06                $0.01


         We have not declared any cash dividends on our common stock since inception. Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors. Any determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors.

         At December 31, 2001 we had approximately 1,100 holders of record (not including individual participants in securities position listings) of our common stock.

        The transfer agent and registrar for our common stock is Computer Share, Inc. located in Denver, Colorado.


ITEM 6.  Management's Discussion and Analysis of Plan of Operations.

         The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the

Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although we believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entity by this statement.


OVERVIEW

         On December 10, 2001, pursuant to a Share Exchange Agreement we acquired from Alpha Sky Investment Limited all of Alpha Sky's equity interests in Accuhigh Investments Limited, a British Virgin Islands company and Tidy Sum Investments Limited, a British Virgin Islands company in exchange for 10,000,000 shares of our convertible preferred stock which shares of convertible preferred stock are convertible into 900,000,000 shares of our common stock.

         As a result of the acquisition, we are now engaged in the business of developing a Ka and communication satellite system that will provide broadband telecommunications services to China. For accounting purposes, this acquisition will be treated as a recapitalization of Alpha Spacecom Company Limited, Inc. with Alpha Sky Investment Limited as the acquirer.


PLAN OF OPERATIONS

         The earnings of Alpha for the year ended 2000 were negative as a result of management's strategy to invest in research and development for the start-up costs associated with the building out of the Company's communication satellite system. The goal of these expenditures was to begin the development and building-out of an SPPV platform and for the development and construction of the Alphacom System.

         Our current strategy is to leverage our cooperation with SARFT and CBSat to develop and implement the SPPV platform. Plans for expansion are expected to be funded through current working capital from ongoing sales. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

         Our growth strategy also includes strategic acquisition in addition to growing its current business. A significant acquisition will require additional financing. There can be no assurance that we can obtain such financing.

RESULTS OF OPERATIONS

         We are in our development stage and we have not generated any revenues since we began our operations.

         Net operating loss increased to $ 419,817 for the year December 31, 2001 compared to $ 229,466 for year ended December 31, 2000 due to additional research and development expense.

         Financial Condition, Liquidity, Capital Resources

         Net cash used in the operations of Alpha during fiscal year 2001 was $268,105, which was a $67,659 increase or 25% from fiscal 2000. The increase is due to an increase in project development expenses. Alpha used the cash received from operating activities to fund the acquisition of equipment used in day to day operations of $2,244. Net cash received from financing activities was $72,823 which was $57,339 more than the same period in 2000.

         We will continue to rely upon external financing sources to meet the cash requirements of our ongoing operations. Management is currently seeking to raise additional funding in the form of equity or debt, or a combination thereof. However, there is no guarantee that we will raise sufficient capital to execute our business plan. To the extent that we are unable to raise sufficient capital, our business plan will require substantial modification and our operations will be curtailed.

         Our auditors have issued their report which contains an explanatory paragraph as to our ability to continue as a going concern. We are currently addressing our liquidity problem by the following actions:

         Implementing  plans to further reduce operating costs

         Continually seeking investment capital through the public and private markets.


         There is no guarantee that any of these strategies will enable the company to meet its obligations for the foreseeable future.


ITEM 7.  Financial Statements.

        The Financial Statements of the Company are set forth at the end hereof.

                                    PART III


ITEM 8. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of March 31, 2001. The Board of Directors of the Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


Name                           Age                Position
----                           ---                --------
Xuedong Hu                     39            Chief Executive Officer, Director

Wai Man Yu                     37            Director, Chief Financial Officer

Fung Sien                      40            Director

Brian Brick                    29            Chief Operating Officer, Director



Xuedong HU
Chief Executive Officer and Director

Mr. Hu is the Chief Executive Offer and Director of Alpha Spacecom and the founder of the company. He began his professional career in the technology business in China and Singapore in the mid 1990's. In 1997, he explored the feasibility of a Ka regional system for Asia Pacific.

In his current capacity as Managing Director of Alpha Spacecom, Mr. Hu is instrumental in gaining market access, forming strategic partnership, and investment for the Alpha Spacecom regional Ka satellite project, and bringing it from concept to reality.


Wai Man YU
Chief Financial Officer and Director

Mr. Yu is the Executive Director and he is responsible for the legal and financial aspects of the company. Mr. Yu has over 16 years of experiences in the accounting field including three years in external audit and two years in internal audit. He has over eight years of financial experience in companies listed both in Hong Kong and the United Kingdom.

He is an associate member of the Association of Chartered Certified Accountants and the Hong Kong Society of Accountants. He also is an executive director, company secretary and financial controller in two listed companies in Hong Kong


Fung SIEN
Director

Mr. Sien is responsible for the business development and external affairs of the company. He has over 15 years of experience in information technology. He worked for PricewaterhouseCoopers Hong Kong as a Senior Manager from January 1997 to February 2000. He joined Wai Kee Holdings Limited as the Chief Information Officer from February 2000 to August 2001.


Brian T. Brick
Chief Operating Office/Director

Brian Brick has worked in the securities industry for the last six years as an account executive and an investment banker.

Prior to joining Tridon Enterprises Incorporated, Mr. Brick held the position of Vice President of Investments with a regional Los Angeles securities firm. There he managed accounts, raised capital and conducted business seminars and investor meetings.

In April 2001, Mr. Brick was appointed President, CEO and Director of Tridon Enterprises Incorporated with the assignment to locate and qualify a merger partner for the Company.

In December 2001 after he negotiated and completed the merger between Tridon Enterprises Incorporated and Alpha Spacecom Company, Ltd (HK) Mr. Brick became the COO and a Director of the combined companies. Mr. Brick obtained his Bachelors degree in Political Science from Buffalo State University, New York, USA.

Section 16(a) Beneficial Ownership Compliance
---------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of we, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish we with copies of all Section 16(a) reports they file. To the best of our knowledge (based solely upon a review of the Form 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 9.  Executive Compensation.

         The following Summary Compensation Table sets forth the compensation earned by our Chief Executive Officer. There was no other executive officer whose total compensation for the fiscal year ended 2001 exceeded $100,000.


                           Summary Compensation Table
                           --------------------------

                                      Annual Compensation   Long-Term Compensation Awards
                                      -------------------   -----------------------------
     Name                    Year       Salary     Bonus         Other Compensation
     ----                    ----       ------     -----         ------------------

Xuedong Hu                   2001         --

Brian Brick                  2001         --        --                 --

Kevin Welch                  1999         --        --                 --

Paul Ebeling resigned on     2000         --        --                 --
April 19, 1998

                        Option Grants in Last Fiscal Year
                        ---------------------------------

                    Number of       Percent of Total
                    Securities      Options Granted      Exercise    Market
                    Underlying      to Employees in       or Base   Price on    Expiration
 Name            Options Granted      Fiscal Year         Price     Grant Date    Date
 ----            ---------------    ----------------     --------   ----------  ----------
Xuedong Hu              --                  --              --          --         --


ITEM 10. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2001 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2001; and, (iv) all directors and executive officers as a group. The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to we. Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

                                                                 Percentage
Name of Beneficial Owner                    No. of Shares       of Ownership
------------------------                    -------------       ------------
Xuedong Hu(1)                                     --                    --

Brian Brick                                       --                    --

Fung Sien                                         --                    --

Wai Man Yu                                        --                    --

Officers and Directors as a
  Group (4 persons)(1)                            --                    --

5% or More Beneficial Ownership

The Anklor Antebi Insurance Trust of 1995      15,000,000             15.1%

Tridon Trust                                   14,732,000             14.75%

(1) Based on 48,304,409 shares outstanding. Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2001 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. In connection with the closing under the Share Exchange Agreement Mr. Hu as beneficial owner of Alpha, acquired
9,124,445 shares of Series B Convertible Preferred Stock which are convertible into 821,200,000 shares of common stock of the Company. Upon conversion, the 821,200,000 will be owned indirectly through Mr. Hu's controlling interest in the following entities; (i) 511,200,000 through Alpha Sky Investment Limited,
(ii) 10,000,000 through Project Connect Limited (iii) 20,000,000 through Sino Advantage Limited, (iv) 40,000,000 through Sparkle Success Limited, (v) 50,000,000 through Choice Rich Investments Limited, (vi) 90,000,000 through Glory Asset Investments Limited, and (vii) 100,000,000 through Success Day Investments Limited.

ITEM 11. Certain Relationships and Related Transactions.

         Parties are considered to be related if one party has the liability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence. The particulars of significant related party transactions are summarized below:

                                                     2001               2000
                                                   --------           --------
                                                      US$                US$
                                                   --------           --------
     Advances to related parties:
       Vertex Marketing                                  -               4,504
                                                  ========            ========

     Advances from related parties:
         Xuedong Hu and Terrence Sien;
         Directors and officers of Alpha            658,910            507,487
         Alpha Sky Investments;                     119,673                 -
           subsidiary of Alpha                       39,400                 -
                                                  ---------            -------
         Vertex Marketing, subsidiary
           of Tridon                                817,983            507,487
                                                  =========           ========

     Paul Ebeling; Shareholder
       and former director                          176,729                  -
                                                  =========           ========

All balances with related parties are unsecured, interest free and repayable on demand, except for advances from a shareholder of Tridon which are unsecured and bear interest at 9.5%.


ITEM 12. Exhibits, List and Reports on Form 8-K.

Exhibit Number                      Description
--------------                      -----------
2.1 Share Exchange Agreement dated as of December 10, 2001, Incorporated herein by reference from our filing on Form 8-K filed on December 21, 2001.

3.1 Certificate of Incorporation as filed with the Colorado Secretary of State, as amended. Incorporated by reference to Exhibit 2.1 to Company.

3.2 Bylaws. Incorporated by reference to exhibit 2.2 to the Registration Statement on Form S-18, filed on August 14, 1980.

21.1 Subsidiaries

*Filed herewith

(b) Reports on Form 8-K

     1. Form 8-K filed with the SEC on December 21, 2001 covering a change in control of the Registrant.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, we caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRIDON ENTERPRISES INCORPORATED

Date     May 15, 2002              By: /s/ Xuedong Hu
                                       --------------
                                   Name: Xuedong Hu
                                   Title:  Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of we and ill the capacities and on the dates indicated.


Date     May 15, 2002              By: /s/ Brian Brick
                                       ---------------
                                   Name: Brian Brick
                                   Title:  Director, Chief Operating Officer



Date     May 15, 2002              By: /s/ Fung Sien
                                       -------------
                                   Name: Fung Sien
                                   Title: Director



Date     May 15, 2002              By: /s/ Wai Man Yu
                                       --------------
                                   Name: Wai Man Yu
                                   Title: Director, Chief Financial Officer

                          ALPHA SKY INVESTMENT LIMITED
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

                                     Index

Independent Auditors' Report ..........................................  F-2

Consolidated Balance Sheets  ..........................................  F-3

Consolidated Statements of Operations .................................  F-4

Consolidated Statements of Stockholders' Deficiency ...................  F-5

Consolidated Statements of Cash Flows .................................  F-6

Notes to Consolidated Financial Statements ............................  F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Alpha Sky Investment Limited and Subsidiaries
British Virgin Islands


We have audited the accompanying consolidated balance sheets of Alpha Sky Investment Limited and Subsidiaries (the "Company"), as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the years ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Sky Investment Limited and Subsidiaries, as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 2, the Company has been in the development stage since its inception of December 9, 1998. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.


Spear, Safer, Harmon & Co.

Miami, Florida
May 14, 2002

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                                                                  2001                 2000
                                                             ------------         -------------
                              A S S E T S                          US$                   US$
                                                             ------------         -------------
Current Assets:
   Cash and cash equivalents                                        4,412                 1,776
   Other receivables, deposits and prepayments                     44,995                25,311
   Advances to related parties                                         -                  4,504
                                                             ------------         -------------
         Total Current Assets                                      49,407                31,591

Property, plant and equipment, net                                 54,944                73,314
                                                             ------------         -------------

                                                                  104,351               104,905
                                                             ============         =============

                            LIABILITIES AND
                       SHAREHOLDERS' DEFICIENCY

Current Liabilities:
   Other accounts payable and accrued expenses                    252,649                12,820
   Advances from related parties                                  817,983               507,487
   Advances from shareholder                                      176,729                    -
                                                             ------------         ------------

         Total Current Liabilities                              1,247,361               520,307
                                                             ------------         -------------
Shareholders' Deficiency:
   Preferred stock:
     7%  cumulative  convertible, par  value US $0.001;
     20,000,000  shares authorized; 10,035,800 shares
     issued and outstanding as of December 31, 2001               10,036                      -
   Common stock:
     US $0.001 par value; 100,000,000 shares authorized;
      98,468,000 shares issued and outstanding
      as of December 31, 2001                                      98,468                     -
   Common stock, US $1.00 par value, 50,000 shares
     authorized; 1,000 shares issued and outstanding
     as of December 31, 2000                                           -                  1,000
   Additional paid-in capital                                          -                    282
   Accumulated deficit                                         (1,251,514)             (416,684)
                                                             ------------         -------------

         Total Shareholders' Deficiency                        (1,143,010)             (415,402)
                                                             ------------         -------------

                                                                  104,351               104,905
                                                             ============         =============

The accompanying notes are an integral part of these consolidated financial statements.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Operations

                     Years Ended December 31, 2001 and 2000





                                         Cumulative During
                                         Development Stage            2001              2001
                                         ----------------         ------------       ------------
                                                US$                    US$               US$
                                         ----------------         ------------       ------------
Income                                                 -                    -                  -

General and Administrative Expenses              (836,609)            (419,830)          (229,556)
                                         ----------------         ------------       ------------

Loss from Operations                             (836,609)            (419,830)          (229,556)

Other Income                                          108                   13                 90
                                         ----------------         ------------       ------------

Loss Before Income Taxes                         (836,501)            (419,817)          (229,466)

Income Taxes                                           -                    -                  -
                                         ----------------         ------------       -----------

Net Loss                                         (836,501)            (419,817)          (229,466)
                                         ================         ============       ============


Loss Per Common Share - Basic                                              .01
                                                                  ============









The accompanying notes are an integral part of these consolidated financial statements.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)

               Consolidated Statements of Shareholders' Deficiency

                     Years Ended December 31, 2001 and 2000

                                                      Preferred       Additional
                                    Common Stock        Stock        Paid-In Capital
                                 ------------------   ---------     ---------------------

                                  Alpha     Tridon      Tridon       Alpha       Tridon
                                   US $      US $        US $         US $        US $
                                 -------    -------   ---------     --------    ---------
Balance at December 31,
   2000                            1,000     79,795          53          282    12,416,102

Issuance of common stock in
 connection with:
   Issuance of common stock
     upon conversion of
     preferred stock                  -         700         (17)          -        151,800
   Issuance of common stock
     in connection with pay-
     ment of dividends on
     preferred stock                  -       3,943          -            -         63,834
   Common stock issued in
     connection with repay-
     ment of loan from
     shareholder                      -      14,030          -            -        535,258
   Effect of share exchange       (1,000)        -       10,000         (282)  (13,166,994)

Net loss during the year              -          -           -            -             -
                                 -------    -------   ---------     --------    ---------

Balance at December 31,
  2001                                -      98,468      10,036           -             -
                                 =======    =======   =========     ========    =========

(continued on following page)


The accompanying notes are an integral part of these consolidated financial statements.


                                      F-5a

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)

               Consolidated Statements of Shareholders' Deficiency, continued

                     Years Ended December 31, 2001 and 2000


                                     Accumulated Deficit         Total          Total
                                   ------------------------   -----------    ------------
                                                              Accumulated    Shareholders'
                                    Alpha         Tridon         Deficit       Deficiency
                                     US $          US $            US $            US $
                                   ---------    -----------   -----------    -------------
Balance at December 31,
   2000                             (416,684)   (13,269,287)  (13,685,971)     (1,188,739)

Issuance of common stock in
 connection with:
   Issuance of common stock
     upon conversion of
     preferred stock                      -              -             -          152,483
   Issuance of common stock
     in connection with pay-
     ment of dividends on
     preferred stock                      -              -             -           67,777
   Common stock issued in
     connection with repay-
     ment of loan from
     shareholder                          -              -             -          549,288
   Effect of share exchange               -      13,158,276    13,158,276              -

Net loss during the year            (419,817)      (304,002)     (723,819)       (723,819)
                                   ---------    -----------   -----------    -------------

Balance at December 31,
  2001                              (836,501)      (415,013)   (1,251,514)     (1,143,010)
                                   =========    ===========   ===========    =============



The accompanying notes are an integral part of these consolidated financial statements.


                                      F-5b

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows

                     Years Ended December 31, 2001 and 2000

                                                    Cumulative During
                                                    Development Stage         2001            2001
                                                    ----------------      ------------     ------------
                                                          US$                 US$             US$
                                                    ----------------      ------------     ------------
Cash Flows from Operating Activities:
   Net loss                                               (836,501)          (419,817)         (229,466)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                          69,056             23,865            23,716
     Allowance for bad debts                                 2,777              2,777                 -
   Changes in operating assets and liabilities:
     Increase in other receivables,
      deposits and prepayments                             (31,927)            (6,616)           (1,143)
     Increase in other payables and
      accrued expenses                                     144,506            131,686             6,408
                                                    ----------------      ------------     ------------

Net Cash Used in Operating Activities                     (652,089)          (268,105)         (200,485)
                                                    ----------------      ------------     ------------

Cash Flows from Investing Activities:
   Acquisition of plant and equipment                     (120,749)            (2,244)          (13,559)
                                                    ----------------      ------------     ------------

Cash Flows from Financing Activities:
   Increase in advances from related parties             1,037,967            530,480           215,484
   Repayments to related parties                          (262,161)          (257,657)                -
   Issuance of common stock                                  1,282                 -                  -
                                                    ----------------      ------------     ------------

Net Cash Provided by Financing Activities                  777,088            272,823           215,484
                                                    ----------------      ------------     ------------

Net Increase in Cash                                         4,250              2,474             1,440

Cash and Cash Equivalents - Beginning                           -               1,776               336
                                                    ----------------      ------------     ------------

Cash and Cash Equivalents - Ending                           4,250              4,250             1,776
                                                    ===============      =============     ============



The accompanying notes are an integral part of these consolidated financial statements.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows, Continued

                     Years Ended December 31, 2001 and 2000


                                                    Cumulative During
                                                    Development Stage         2001            2001
                                                    ----------------      ------------     ------------
                                                          US$                 US$             US$
                                                    ----------------      ------------     ------------

Supplementary Disclosures of Cash
 Flow Information:

   Non-Cash Investing and Financing Activities:
     Issuance of common stock upon conversion
       of preferred stock                                                     152,483                 -
                                                                         =============     =============
     Issuance of common stock in connection
      with payment of dividends on preferred
      stock                                                                    67,777                 -
                                                                        =============     =============
     Common stock issued in connection with
      repayment of loan from shareholder                                      549,288                 -
                                                                        =============     =============




















The accompanying notes are an integral part of these consolidated financial statements.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2001 and 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          BASIS OF PRESENTATION - The consolidated financial statements include the accounts of Alpha Sky Investment Limited and its wholly-owned subsidiaries, Tridon Enterprises Incorporated, Accuhigh Investments Limited, Tidy Sum Investments Limited and Alpha Spacecom Company Limited (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

          ORGANIZATION AND BUSINESS - The Company has been in the development stage since formation (December 9, 1998) and primarily through the operations of Alpha Spacecom Company Limited, is engaged in the business of developing a KA band communication satellite system that will provide broadband telecommunications services to the People's Republic of China (the "PRC") and its neighboring Asia Pacific countries.

          Alpha Spacecom Company Limited has signed a memorandum of understanding with China Broadcasting Film Television Satellite Company ("CBSat"), a division of China's State Administration of Radio, Film and Television ("SARFT") to develop, construct, launch, maintain and operate KA band satellites for distribution of news, sports, entertainment and Satellite Pay Per View ("SPPV") services in the PRC. Alpha Spacecom Company Limited has also signed a memorandum of understanding with Lockheed Martin Commercial Space Systems ("LMCSS") whereby LMCSS will provide design, supply, installation and integration of the ground network and satellites, referred to as the Alphacom System.

          Alpha Sky Investment Limited ("Alpha") was incorporated on August 19, 1998 in the British Virgin Islands. It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of US $1.00 per share. As of December 31, 2001 and 2000, 1,000 shares of common stock were issued and outstanding.

          Accuhigh Investments Limited ("Accuhigh"), a British Virgin Island Company, was incorporated on June 12, 2001. It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of US $1.00 per share. As of December 31, 2001 and 2000, one share of common stock was issued and outstanding.

          Tidy Sum Investments Limited, a British Virgin Islands Company ("Tidy"), was incorporated on June 22, 2001 with authorized share capital of 50,000 shares of common stock; par value of US $1.00 per share. As of December 31, 2001 and 2000, one share of common stock was issued and outstanding.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Alpha Spacecom Company Limited ("ASC", the "operating company") was incorporated in Hong Kong on December 9, 1998, with authorized share capital of 10,000 shares of common stock with a par value of HK $1.00 per share. As of December 31, 2001 and 2000, one share of common stock was issued and outstanding.

          On July 10, 2001, Accuhigh acquired 100% of the shares of ASC accounted for under the purchase method without any resultant goodwill. In connection therewith, 1% of the outstanding common shares of ASC was held by Tidy Sum Investment Limited in trust for Accuhigh.

          CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand and deposits with banks with an original maturity of three months or less.

          PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost.

          Depreciation is calculated on a straight-line basis to write-off the cost of each asset over its estimated useful life, usually five years. Leasehold improvements are amortized over their respective lives or the life of the lease, whichever is shorter.

          TRANSLATION OF FOREIGN CURRENCIES - Monetary items denominated in foreign currencies are translated into Hong Kong Dollars at the rate of exchange in effect at the balance sheet date. Non-monetary items denominated in foreign currencies are translated into Hong Kong
          Dollars at the approximate rate of exchange in effect at the translation date. Any revenue or expense resulting from a transaction made in a foreign currency is translated into Hong Kong Dollars at the approximate rate of exchange in effect on the date of the transaction. Foreign exchange gains or losses resulting from the translation or settlement of a monetary item in a foreign currency are included as a separate component of shareholders' equity.

          Translation of amounts from HK$ into US$ for the convenience of the reader has been made at the Exchange Rate on December 31, 2001 and 2000 of US $1.00 equal to approximately HK $7.8. No representation is made that the HK$ amounts could have been, or could be, converted into United States dollars at that rate on December 31, 2001 and 2000, or at any other date.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          INCOME TAXES - Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.


          LOSS PER COMMON SHARE - BASIC - Loss per common share - basic ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of December 31, 2001, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive. The weighted-average number of common shares outstanding for computing EPS was 85,264,073.

          USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          COMPREHENSIVE INCOME - The Company adopted SFAS No. 130, "Reporting Comprehensive Income", at inception. SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investment by owners and distributions to owners. Among other disclosures SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that is presented with the same prominence as other financial statements. The Company currently does not have any comprehensive income.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          RISK CONSIDERATION - As a majority of the Company's operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies. The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

          The Company expects that in the future substantially all of its revenues will be denominated in Renminbi ("RMB"). A portion of such revenues will need to be converted into other currencies to meet foreign currency obligations such as payment of any dividends declared. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require PRC government approval. No assurance can be given that the operating subsidiaries within the Company will continue to be able to convert sufficient amounts of foreign currencies in the PRC's foreign exchange markets in the future for payment of dividends.

          RECENTLY ISSUED ACCOUNTING STANDARDS - In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has no current planned business combinations after the effective date, nor does it have any goodwill or other intangible assets recorded as of December 31, 2001 and 2000.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          RECENTLY ISSUED ACCOUNTING STANDARDS (Continued)

          In  August  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for
          Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.


NOTE 2 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and, additionally, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 2001, current liabilities exceed current assets by $1,197,954, and total liabilities exceed total assets by $1,143,010.

          In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

          Management believes that it has the ability to improve its cash position through financing activities, including possible private or public offerings of stock. However, the uncertainty of a sustained financing and cash management program and continued losses from operations raise substantial doubt about the ability of the Company to continue as a going concern.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)

NOTE 3 - SHARE EXCHANGE

          Alpha Sky Investment Limited entered into a Share Exchange Agreement dated December 10, 2001 to effectuate an exchange of shares with Tridon Enterprises Incorporated ("Tridon") (the "Registrant"). Pursuant to the terms of the share exchange agreement, Tridon acquired from Alpha Sky Investment Limited all of its equity interest in Accuhigh Investments Limited and Tidy Sum Investments Limited in exchange for 10,000,000 shares of convertible preferred stock convertible into 900,000,000 shares of common stock of Tridon. The transaction resulted in Alpha obtaining a majority voting interest in Tridon, due to the conversion feature associated with the preferred stock, and Tridon was treated as the acquired entity. For accounting purposes, the transaction has been treated as an acquisition and recapitalization of Tridon, with Alpha acquiring approximately US $16,000 of assets and assuming approximately US $324,000 of liabilities. The historical financial statements prior to December 10, 2001 are those of Alpha.

          In connection with the share exchange, Xuedong Hu, Fung Sien and Wai Man Yu, officers of Alpha, were appointed as members of the board of directors. Brian Brick resigned from the position of Chief Executive Officer of Tridon. The directors then elected Xuedong Hu as the Chairman of the Board and Chief Executive Officer and appointed Mr. Brick as the Chief Operating Officer of the Company.

          Unaudited pro-forma results of operations, assuming the acquisition of Tridon occurred as of the beginning of 2000, can be summarized as follows:


                                                 2001                2000
                                             -------------       -----------
              Net Sales                      $          -        $         -
                                             =============       ===========

              Loss from Operations           $     702,355       $   264,014
                                             =============       ===========

              Net Loss                       $     723,819       $   276,197
                                             =============       ===========

              Loss Per Common Share - Basic  $         .01       $       .01
                                             =============       ===========

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment as of December 31, consist of the following:

                                                      2001            2000
                                                   -----------      ---------
                                                       US$             US$
                                                   -----------      ---------
              At cost:
                Leasehold improvements                  79,692         79,692
                Computer equipment                      22,031         22,031
                Office equipment                        16,305         14,856
                Furniture and fittings                  20,714          1,926
                                                   -----------      ---------

                                                       138,742        118,505

              Accumulated depreciation
               and amortization                         83,748         45,191
                                                   -----------      ---------

                                                        54,944         73,314
                                                   ===========      =========


          Depreciation expense as of December 31, 2001 and 2000 was $25,273 and $23,716, respectively.


NOTE 5 - INCOME TAXES

          The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

          Under the current laws of the British Virgin Islands (the "BVI"), dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)

NOTE 5 - INCOME TAXES (Continued)

          Companies doing business and deriving income in Hong Kong are subject to Hong Kong profits tax at 16%. In the future, the Company's subsidiary, ASC, may be subject to income taxes arising from operations. Income tax rates in the PRC range from 27% to 33% (24% to 30% income tax and 3% local income tax).

          No income taxes have been provided for ASC as it has incurred losses since the date of inception.


NOTE 6 - RELATED PARTY TRANSACTIONS

          The balances with related parties as of December 31, are as follows:

                                                      2001            2000
                                                   -----------      ---------
                                                       US$             US$
                                                   -----------      ---------

              Advances to related parties:
                Related company                             -           4,504
                                                   ===========      ==========

              Advances from related parties:
                Directors of Alpha                     658,910        507,487
                Shareholder of Alpha                   119,673              -
                Vertex Marketing                        39,400              -
                                                   -----------      ---------

                                                       817,983        507,487
                                                   ===========      =========

              Advances from a shareholder
               of Tridon                               176,729              -
                                                   ===========      =========


          All balances with related parties are unsecured, interest free and repayable on demand, except for advances from a shareholder of Tridon which are unsecured and bear interest at 9.5%.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)


NOTE 7 - LEASE COMMITMENTS

          The Company leases land and buildings under various non-cancelable contracts that expire through 2002. Rental expenses for each of the years ended December 31, 2001 and 2000 were US $95,456 and US $67,338, respectively. Future total minimum lease payments are as follows:

                                                                US$
                                                          --------------

                2002                                              86,775
                                                          ==============



NOTE 8 - SUBSEQUENT EVENTS

          Subsequent to December 31, 2001, Tridon increased the total number of authorized shares of common stock from 100,000,000 to 2,000,000,000.