Form 10QSB
period 2002-03-31
TRIDON ENTERPRISES INC
filed 2002-05-20
CIK 763245

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended:               Commission File Number:
            March 31, 2002                       000-13628


                            TRIDON ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            COLORADO                                  13-3183646
  -------------------------------      ------------------------------------
  (State or other jurisdiction of      (IRS Employer Identification Number)
   incorporation or organization)


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

                   Yes  X  No___

The number of shares of Common Stock, par value $0.001 per share, outstanding as of March 31, 2002 is 98,468,000.

Transitional Small Business Disclosure Format
(check one):   Yes ___   No  X

                            TRIDON ENTERPRISES, INC.

                              INDEX TO FORM 10-QSB

                                 March 31, 2002



 PART I.  Financial Information                                         Page No.

   Item 1     Financial Statements (unaudited)                             2

               Consolidated Balance Sheets                                 3
               Consolidated Statements of Operation for three
                months ended March 31, 2002 and 2001                       4
               Consolidated Statements of Shareholders'
                Deficiency at March 31, 2002                               5
               Consolidated Statements of Cash Flows for three
                months ended March 31, 2002 and 2001                       6
               Notes to Consolidated Financial Statments                   7


   Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operation                         11

 PART II.  Other Information

   Item 1.    Legal Proceedings                                           13

   Item 2.    Changes  in  Securities  and Use of Proceeds                13

   Item 3.    Defaults Upon Senior Securities                             13

   Item 4.    Submission  of Matters to a Vote of Security Holders        13

   Item 5.    Other Information                                           13

   Item 6.    Exhibits and Reports on Form 8-K                            13

PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS


                          ALPHA SKY INVESTMENT LIMITED
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)

                           Consolidated Balance Sheets
                                   (Unaudited)

                              A S S E T S               March 31,   December 31,
                                                           2002        2001
                                                        ----------  ------------
                                                            US$        US$
                                                        ----------  ------------

Current Assets:
   Cash and cash equivalents                                 2,017        4,412
   Other receivables, deposits and prepayments              44,995       44,995
                                                        ----------   ----------

         Total Current Assets                               47,012       49,407
Property, plant and equipment, net                          48,907       54,944
                                                        ----------   ----------

                                                            95,919      104,351
                                                        ==========   ==========

                            LIABILITIES AND
                        SHAREHOLDERS' DEFICIENCY

Current Liabilities:
   Other accounts payable and accrued expenses             443,364      252,649
   Advances from third parties                              33,000         --
   Advances from related parties                           817,336      817,983
   Advances from shareholder                               176,729      176,729
                                                        ----------   ----------

         Total Current Liabilities                       1,470,429    1,247,361
                                                        ----------   ----------

Shareholders' Deficiency:
   Preferred stock:
     7% cumulative convertible, par value $0.001;
     20,000,000 shares authorized; 10,035,800 shares
      issued and outstanding as of March 31, 2002           10,036       10,036
   Common stock:
     $0.001 par value; 100,000,000 shares authorized;
      98,468,000 shares issued and outstanding
      as of March 31, 2002                                  98,468       98,468
   Accumulated deficit                                  (1,483,014)  (1,251,514)
                                                        ----------   ----------

         Total Shareholders' Deficiency                 (1,374,510)  (1,143,010)
                                                        ----------   ----------

                                                            95,919      104,351
                                                        ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Operations
                                   (Unaudited)

                   Three Months Ended March 31, 2002 and 2001





                                     Cumulative During
                                     Development Stage    2002          2001
                                     ----------------- ----------    ----------
                                             US$           US$           US$
                                     ----------------- ----------    ----------

Income                                      --             --            --

General and Administrative Expenses     (1,068,112)      (231,505)      (63,351)
                                        ----------     ----------    ----------

Loss from Operations                    (1,068,112)      (231,505)      (63,351)

Other Income                                   111              5             5
                                        ----------     ----------    ----------

Loss Before Income Taxes                (1,068,001)      (231,500)      (63,346)

Income Taxes                                  --             --            --
                                        ----------     ----------    ----------

Net Loss                                (1,068,001)      (231,500)      (63,346)
                                        ==========     ==========    ==========


Loss Per Common Share - Basic                            (    .01)
                                                       ==========











The accompanying notes are an integral part of these consolidated financial statements.


                                             ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                                                     (A Development Stage Company)
                                          Consolidated Statements of Shareholders' Deficiency
                                                              (Unaudited)
                                              Three Months Ended March 31, 2002 and 2001


                                             Preferred      Additional
                               Common Stock    Stock      Paid-In Capital      Accumulated Deficit      Total          Total
                            ---------------- ---------  ------------------   -----------------------  -----------     ------------
                                                                                                      Accumulated     Shareholders
                             Alpha   Tridon    Tridon    Alpha    Tridon        Alpha       Tridon      Deficit        Deficiency
                              US $    US $      US $      US $     US $          US $        US $         US $            US $
                            -------  ------- ---------  -------- ---------   ----------  -----------  -----------     -------------
Balance at December 31,
   2000                       1,000   79,795      53      282   12,416,102     (416,684) (13,269,287) (13,685,971)      (1,188,739)

Issuance of common stock in
 connection with:
   Issuance of common stock
     upon conversion of
     preferred stock             -       700     (17)      -       151,800           -            -            -           152,483
   Issuance of common stock
     in connection with
     payment of dividends
     on preferred stock          -     3,943      -        -        63,834           -            -            -            67,777
   Common stock issued in
     connection with
     repayment of loan
     from shareholder            -    14,030      -        -       535,258           -            -            -           549,288
   Effect of share exchange  (1,000)      -   10,000     (282) (13,166,994)          -    13,158,276   13,158,276               -

Net loss during the year         -        -       -        -            -      (419,817)    (304,002)    (723,819)        (723,819)
                            -------  ------- ---------  -------- ---------   ----------  -----------  -----------     -------------

Balance at December 31,
  2001                           -    98,468  10,036       -            -      (836,501)    (415,013)  (1,251,514)      (1,143,010)
                            -------  ------- ---------  -------- ---------   ----------  -----------  -----------     -------------

Net loss during the period       -        -       -        -            -      (231,500)           -     (231,500)        (231,500)
                            -------  ------- ---------  -------- ---------   ----------  -----------  -----------     -------------

Balance at March  31,
  2002                           -    98,468  10,036       -          -      (1,068,001)    (415,013)  (1,483,014)      (1,374,510)
                            =======  ======= =======  =======   =========    ==========  ===========  ===========     ============



The accompanying notes are an integral part of these consolidated financial statements.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                   Three Months Ended March 31, 2002 and 2001

                                                   Cumulative During
                                                   Development Stage     2002         2001
                                                   ----------------- ----------    ----------
                                                         US$              US$          US$
                                                   ----------------- ----------    ----------
Cash Flows from Operating Activities:
   Net loss                                            (1,068,001)     (231,500)      (63,346)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                         75,093         6,037         5,925
     Allowance for bad debts                                2,777          --            --
   Changes in operating assets and liabilities:
     Increase in other receivables,
      deposits and prepayments                            (31,765)         --            --
     Increase in other payables and
      accrued expenses                                    335,221       190,715          --
                                                       ----------    ----------    ----------

Net Cash Used in Operating Activities                    (686,675)      (34,748)      (57,421)
                                                       ----------    ----------    ----------

Cash Flows from Investing Activities:
   Acquisition of plant and equipment                    (120,749)         --            --
                                                       ----------    ----------    ----------

Cash Flows from Financing Activities:
   Increase in advances from related parties            1,046,679         8,712        58,161
   Decrease in advances to related parties               (271,520)       (9,359)         --
   Issuance of common stock                                 1,282          --            --
   Advances from third parties                             33,000        33,000          --
                                                       ----------    ----------    ----------

Net Cash Provided by Financing Activities                 809,441        32,353        58,161
                                                       ----------    ----------    ----------

Net Increase (decrease) in Cash
  and Cash Equivalents                                      2,017        (2,395)          740

Cash and Cash Equivalents - Beginning                        --           4,412         1,776
                                                       ----------    ----------    ----------

Cash and Cash Equivalents - Ending                          2,017         2,017         2,516
                                                       ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                   Three Months Ended March 31, 2002 and 2001

NOTE 1 - BASIS OF PRESENTATION

          The consolidated financial statements include the accounts of Alpha Sky Investment Limited and its wholly-owned subsidiaries, Tridon Enterprises Incorporated, Accuhigh Investments Limited, Tidy Sum Investments Limited and Alpha Spacecom Company Limited (collectively the "Company"). All significant inter-company accounts and transactions have been eliminated in consolidation.

          The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of Alpha Sky Investment Limited and Subsidiaries, as filed with the Securities and Exchange Commission. The summary December 31, 2001 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

          In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.


NOTE 2 - ORGANIZATION AND BUSINESS

          The Company has been in the development stage since formation (December 9, 1998) and primarily through the operations of Alpha Spacecom Company Limited, is engaged in the business of developing a KA band communication satellite system that will provide broadband telecommunications services to the People's Republic of China (the "PRC") and its neighboring Asia Pacific countries.

          Alpha Spacecom Company Limited has signed a memorandum of understanding with China Broadcasting Film Television Satellite Company ("CBSat"), a division of China's State Administration of Radio, Film and Television ("SARFT") to develop, construct, launch, maintain and operate KA bank satellites for distribution of news, sports, entertainment and Satellite Pay Per View ("SPPV") services in the PRC. Alpha Spacecom Company Limited has also signed a memorandum of understanding with Lockheed Martin Commercial Space Systems ("LMCSS") whereby LMCSS will provide design, supply, installation and integration of the ground network and satellites, referred to as the Alphacom System.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND BUSINESS (CONTINUED)

          Alpha Sky Investment Limited ("Alpha") was incorporated on August 19, 1998 in the British Virgin Islands. It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of $1.00 per share. As of March 31, 2002 and December 31, 2001, 1,000 shares of common stock were issued and outstanding.

          Accuhigh Investments Limited ("Accuhigh"), a British Virgin Island Company, was incorporated on June 12, 2001. It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of $1.00 per share. As of March 31, 2002 and December 31, 2001, one share of common stock was issued and outstanding.

          Tidy Sum Investments Limited, a British Virgin Islands Company ("Tidy"), was incorporated on June 22, 2001 with authorized share capital of 50,000 shares of common stock; par value of $1.00 per share. As of March 31, 2002 and December 31, 2001, one share of common stock was issued and outstanding.

          Alpha Spacecom Company Limited ("ASC", the "operating company") was incorporated in Hong Kong on December 9, 1998, with authorized share capital of 10,000 shares of common stock with a par value of HK $1.00 per share. As of March 31, 2002 and December 31, 2001, one share of common stock was issued and outstanding.

          On July 10, 2001, Accuhigh acquired 100% of the shares of ASC accounted for under the purchase method without any resultant goodwill; 1% of the then outstanding common shares were held by Tidy Sum Investment Limited in trust for the Company.

          Risk  Consideration  - As a majority of the Company's  operations  are
          -------------------
          conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies. The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)

NOTE 2 - ORGANIZATION AND BUSINESS (CONTINUED)

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


NOTE 3 - TRANSLATION OF FOREIGN CURRENCIES

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

          Translation of amounts from HK$ into US$ for the convenience of the reader has been made at the Exchange Rate on March 31, 2002 and 2001 of US $1.00 equal to approximately HK $7.8. No representation is made that the HK$ amounts could have been, or could be, converted into United States dollars at that rate on March 31, 2002 and 2001, or at any other date.


NOTE 4 - LOSS PER COMMON SHARE - BASIC

          Loss per common share - basic ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of March 31, 2002, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive. The weighted-average number of common shares outstanding for computing EPS was 98,468,000.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
             Notes to Consolidated Financial Statements (Continued)
                                   (Unaudited)

NOTE 5 - GOING CONCERN

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and, additionally, the Company has used substantial amounts of working capital in its operations. Further, at March 31, 2002, current liabilities exceed current assets by $1,423,417, and total liabilities exceed total assets by $1,374,510.

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


NOTE 6 - SHARE EXCHANGE

          Alpha Sky Investment Limited entered into a Share Exchange Agreement dated December 10, 2001 to effectuate an exchange of shares with Tridon Enterprises Incorporated ("Tridon") (the "Registrant"). Pursuant to the terms of the share exchange agreement, Tridon acquired from Alpha Sky Investment Limited all of its equity interest in Accuhigh Investments Limited and Tidy Sum Investments Limited in exchange for 10,000,000 shares of convertible preferred stock convertible into 900,000,000 shares of common stock of Tridon. The transaction resulted in Alpha obtaining a majority voting interest in Tridon, due to the conversion feature associated with the preferred stock, and Tridon was treated as the acquired entity. For accounting purposes, the acquisition has been treated as an acquisition and recapitalization of Tridon. The historical financial statements prior to December 10, 2001 are those of Alpha.

          In connection with the share exchange, Xuedong Hu, Fung Sien and Wai Man Yu, officers of Alpha, were appointed as members of the board of directors. Brian Brick resigned from the position of Chief Executive Officer of Tridon. The directors then elected Xuedong Hu as the Chairman of the Board and Chief Executive Officer and appointed M. Brick as the Chief Operating Officer of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although we believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-KSB are qualified in their entity by this statement.


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


PLAN OF OPERATIONS

     The earnings of Alpha for the quarter ended March 31, 2002 were negative as a result of management's strategy to invest in research and development for the start-up costs associated with the building out of the Company's communication satellite system. The goal of these expenditures was to begin the development and building-out of an SPPV platform and for the development and construction of the Alphacom System.

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

     Net operating loss increased to ($231,500) for the quarter ended March 31, 2002 compared to ($63,351) for the quarter ended March 31, 2001 due to additional research and development expense.

     Financial Condition, Liquidity, Capital Resources

     Net cash used in the operations of Alpha during the quarter ended March 31, 2002 was $34,748, which was a decrease of $22,673 from the same period in 2001. However, due to the increase in project development expenses in this quarter, increase in payable and accrued expenses were $190,715 in the quarter ended March 31, 2002 compared to no increase in this category in fiscal 2001. Net cash received from financing activities was $32,353 which was $25,808 less than the same period in 2001.

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

     The report of our auditors for the year ended December 31, 2001 contains an explanatory paragraph as to our ability to continue as a going concern. We are currently addressing our liquidity problem by the following actions:

         Implementing  plans to further reduce operating costs

         Continually seeking investment capital through the public and private markets.


     There is no guarantee that any of these strategies will enable the company to meet its obligations for the foreseeable future.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)Exhibits:

           None

        (b)    Reports on Form 8-K:


          Registrant filed a report on Form 8-K on March 19, 2002 to report a change in fiscal year from April 30 to December 31.

          Registrant filed a report on Form 8-K on April 19, 2002 to report a change in certifying accountants.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  May 20, 2002

                                           TRIDON ENTERPRISES, INC.



                                           By: /s/ Terence Sien
                                               ---------------------------
                                           Name:   Terence Sien
                                           Title:  Chief Financial Officer