Form 10QSB
period 2002-06-30
TRIDON ENTERPRISES INC
filed 2002-08-20
CIK 763245

U.S. SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

( ) TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended:                       Commission File Number:
            June 30, 2002                                000-13628


                            TRIDON ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            COLORADO                                  13-3183646
  -------------------------------      ------------------------------------
  (State or other jurisdiction of      (IRS Employer Identification Number)
   incorporation or organization)




                        11601 Wilshire Blvd., Suite 2040
                              Los Angeles, CA 90025
      ---------------------------------------------------------------------
     (Address of Principal Executive Offices)                  (Zip Code)

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

                   Yes  X  No___

The number of shares of Common Stock, par value $0.001 per share, outstanding as of June 30, 2002 is 99,115,169.

Transitional Small Business Disclosure Format
(check one):   Yes ___   No  X

                            TRIDON ENTERPRISES, INC.

                              INDEX TO FORM 10-QSB

                                  June 30, 2002



 PART I.  Financial Information                                         Page No.

   Item 1     Financial Statements (unaudited)                             2

               Consolidated Balance Sheets                                 3
               Consolidated Statements of Operation for three and six
                months ended June 30, 2002 and 2001                        4
               Consolidated Statements of Shareholders'
                Deficiency at June 30, 2002                                5
               Consolidated Statements of Cash Flows for six
                months ended June 30, 2002 and 2001                        6
               Notes to Consolidated Financial Statements                  7


   Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operation                         11

 PART II.  Other Information

   Item 1.    Legal Proceedings                                           14

   Item 2.    Changes  in  Securities  and Use of Proceeds                14

   Item 3.    Defaults Upon Senior Securities                             14

   Item 4.    Submission  of Matters to a Vote of Security Holders        14

   Item 5.    Other Information                                           14

   Item 6.    Exhibits and Reports on Form 8-K                            14

PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS



                          ALPHA SKY INVESTMENT LIMITED
                                AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                                   (Unaudited)

                              A S S E T S              June 30,     December 31,
                                                        2002           2001
                                                     ------------   -----------
                                                        US$            US$
                                                     ------------   -----------
Current Assets:
   Cash and cash equivalents                                1,676         4,412
   Other receivables, deposits and prepayments             44,995        44,995
                                                     ------------   -----------

         Total Current Assets                              46,671        49,407

Property, plant and equipment, net                         42,869        54,944
                                                     ------------   -----------

                                                           89,540       104,351
                                                     ============   ===========

                            LIABILITIES AND
                       SHAREHOLDERS' DEFICIENCY

Current Liabilities:
   Other accounts payable and accrued expenses            603,455       252,649
   Advances from third parties                             33,000             -
   Advances from related parties                          924,481       817,983
   Advances from shareholder                              176,729       176,729
                                                     ------------   -----------

         Total Current Liabilities                      1,737,665     1,247,361
                                                     ------------   -----------

Shareholders' Deficiency:
   Preferred stock:
     7% cumulative convertible, par value $0.001;
      20,000,000 shares authorized; 10,035,800
      shares issued and outstanding as of
      June 30, 2002                                       10,036         10,036
   Common stock:
     $0.001 par value; 100,000,000 shares
      authorized; 98,468,000 shares issued and
      outstanding as of June 30, 2002                     98,468         98,468
   Accumulated deficit                                (1,756,629)    (1,251,514)
                                                     ------------   -----------

         Total Shareholders' Deficiency               (1,648,125)    (1,143,010)
                                                     ------------   -----------

                                                          89,540        104,351
                                                     ============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                     Six Months Ended June 30, 2002 and 2001



                                 Cumulative      Three months ended June 30,    Six months ended June 30,
                                   During        --------------------------     -------------------------
                                 Development       2002            2001            2002           2001
                                   Stage         ----------     -----------     ----------     ----------
                                ------------      (US$'000)      (US$'000)       (US$'000)      (US$'000)

Income                                     -              -               -              -              -

General and Administrative
Expenses                          (1,341,727)      (273,615)        (58,444)      (505,119)      (121,795)
                                ------------     ----------     -----------     ----------     ----------

Loss from Operations              (1,341,727)      (273,615)        (58,444)      (505,119)      (121,795)

Other Income                             111              -               -              4              5
                                ------------     ----------     -----------     ----------     ----------

Loss Before Income Taxes
                                  (1,341,616)      (273,615)        (58,444)      (505,115)      (121,790)

Income Taxes                               -              -               -              -              -
                                ------------     ----------     -----------     ----------     ----------

Net Loss                          (1,341,616)      (273,615)        (58,444)      (505,115)      (121,790)
                                ============     ==========     ===========     ===========    ==========

Loss Per Common Share -
Basic                                               (0.003)          (0.001)        (0.005)        (0.001)
                                                 ==========     ===========     ==========     ==========





The accompanying notes are an integral part of these consolidated financial statements.

                                       ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                                               (A Development Stage Company)
                                    Consolidated Statements of Shareholders' Deficiency
                                                        (Unaudited)
                                          Six Months Ended June 30, 2002 and 2001


                                             Preferred      Additional
                               Common Stock    Stock      Paid-In Capital      Accumulated Deficit      Total            Total
                            ---------------- ---------  ------------------   -----------------------  -----------     ------------
                                                                                                      Accumulated     Shareholders
                             Alpha   Tridon    Tridon    Alpha    Tridon        Alpha       Tridon      Deficit        Deficiency
                              US $    US $      US $      US $     US $          US $        US $         US $            US $
                            -------  ------- ---------  ------  ----------   ----------  -----------  -----------     -------------
Balance at December 31,
   2000                       1,000   79,795      53      282   12,416,102     (416,684) (13,269,287) (13,685,971)      (1,188,739)

Issuance of common stock in
 connection with:
    Conversion of
     preferred stock             -       700     (17)      -       151,800           -            -            -           152,483
    Payment of dividends
     on preferred stock          -     3,943      -        -        63,834           -            -            -            67,777
    Conversion of
     shareholder loan            -    14,030      -        -       535,258           -            -            -           549,288
   Effect of share exchange  (1,000)      -   10,000     (282) (13,166,994)          -    13,158,276   13,158,276               -

Net loss during the year         -        -       -        -            -      (419,817)    (304,002)    (723,819)        (723,819)
                            -------  ------- ---------  ------  ----------   ----------  -----------  -----------     -------------

Balance at December 31,
  2001                           -    98,468  10,036       -            -      (836,501)    (415,013)  (1,251,514)      (1,143,010)
                            -------  ------- ---------  ------  ----------   ----------  -----------  -----------     -------------

Net loss during the period       -        -       -        -            -      (505,115)           -     (505,115)        (505,115)
                            -------  ------- ---------  ------  ----------   ----------  -----------  -----------     -------------

Balance at June 30,
  2002                           -    98,468  10,036       -          -      (1,341,616)    (415,013)  (1,756,629)      (1,648,125)
                            =======  ======= =========  =======  =========   ==========  ===========  ===========     ============




The accompanying notes are an integral part of these consolidated financial statements.

                                       ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                                               (A Development Stage Company)
                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)

                                          Six Months Ended June 30, 2002 and 2001

                                                        Cumulative
                                                           During          2002            2001
                                                        Development     -----------     -----------
                                                           Stage            US$             US$
                                                        -----------     -----------     -----------
Cash Flows from Operating Activities:
   Net loss                                              (1,341,616)       (505,115)       (121,790)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization                           81,130          12,075           17,776
     Allowance for bad debts                                  2,777               -               -
   Changes in operating assets and liabilities:
     Increase in other receivables,
       Deposits and prepayments                             (31,765)              -               -
     Increase in other payables and
       accrued expenses                                     495,313         350,806               -
                                                        -----------     -----------     -----------

Net Cash Used in Operating Activities                      (794,161)       (142,234)      (104,014)
                                                        -----------     -----------     -----------

Cash Flows from Investing Activities:
   Acquisition of plant and equipment                      (120,749)              -               -
                                                        -----------     -----------     -----------
Cash Flows from Financing Activities:
   Increase in advances from related parties              1,153,824         115,857         132,396
   Repayments to related parties                           (271,520)         (9,359)              -
   Issuance of common stock                                   1,282               -               -
   Deposits received for issuance of common stock            33,000          33,000               -
                                                        -----------     -----------     -----------

Net Cash Provided by Financing Activities                   916,586         139,498         132,396
                                                        -----------     -----------     -----------

Net Increase (Decrease) in Cash                               1,676          (2,736)         28,382

Cash and Cash Equivalents - Beginning                             -           4,412           1,776
                                                        -----------     -----------     -----------

Cash and Cash Equivalents - Ending                            1,676           1,676          30,158
                                                        ===========     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

                     Six Months Ended June 30, 2002 and 2001

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

          Alpha Spacecom Company Limited has signed a memorandum of understanding with China Broadcasting Film Television Satellite Company ("CBSat"), a division of China's State Administration of Radio, Film and Television ("SARFT") to develop, construct, launch, maintain and operate KA bank satellites for distribution of news, sports, entertainment and Satellite Pay Per View ("SPPV") services in the PRC. Alpha Spacecom Company Limited has also signed a memorandum of understanding with Lockheed Martin Commercial Space Systems ("LMCSS") whereby LMCSS will provide design, supply, installation and integration of the ground network and satellites, namely the Alphacom System.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 2 -  ORGANIZATION AND BUSINESS (CONTINUED)

          Alpha Sky Investment Limited ("Alpha") was incorporated on August 19, 1998 in the British Virgin Islands. It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of $1.00 per share. As of June 30, 2002 and December 31, 2001, 1,000 shares of common stock were issued and outstanding.

          Accuhigh Investments Limited ("Accuhigh"), a British Virgin Island Company, was incorporated on June 12, 2001. It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of $1.00 per share. As of June 30, 2002 and December 31, 2001, one share of common stock was issued and outstanding.

          Tidy Sum Investments Limited, a British Virgin Islands Company ("Tidy"), was incorporated on June 22, 2001 with authorized share capital of 50,000 shares of common stock; par value of $1.00 per share. As of June 30, 2002 and December 31, 2001, one share of common stock was issued and outstanding.

          Alpha Spacecom Company Limited ("ASC", the "operating company") was incorporated in Hong Kong on December 9, 1998, with authorized share capital of 10,000 shares of common stock with a par value of HK $1.00 per share. As of June 30, 2002 and December 31, 2001, one share of common stock was issued and outstanding.

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

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 2 -  ORGANIZATION AND BUSINESS (CONTINUED)

          The Company expects that substantially all of its revenues will be denominated in Renminbi ("RMB"). A portion of such revenues will need to be converted into other currencies to meet foreign currency obligations such as payment of any dividends declared. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require PRC government approval. No assurance can be given that the operating subsidiaries within the Company will continue to be able to convert sufficient amounts of foreign currencies in the PRC's foreign exchange markets in the future for payment of dividends.


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

          Translation of amounts from HK$ into US$ for the convenience of the reader has been made at the Exchange Rate on June 30, 2002 and 2001 of US $1.00 = HK $7.8. No representation is made that the HK$ amounts could have been, or could be, converted into United States dollars at that rate on June 30, 2002 and 2001, or at any other date.


NOTE 4 - LOSS PER COMMON SHARE - BASIC

          Loss per common share - basic ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. As of June 30, 2002, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive. The weighted-average number of common shares outstanding for computing EPS was 98,468,000.

                  ALPHA SKY INVESTMENT LIMITED AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 5 -  GOING CONCERN

          The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and, additionally, the Company has used substantial amounts of working capital in its operations. Further, at June 30, 2002, current liabilities exceed current assets by $1,690,994, and total liabilities exceed total assets by $1,648,125.

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


NOTE 6 -  SHARE EXCHANGE

          Alpha Sky Investment Limited entered into a Share Exchange Agreement dated December 10, 2001 to effectuate an exchange of shares with Tridon Enterprises Incorporated ("Tridon") (the "Registrant"). Pursuant to the terms of the share exchange agreement, Tridon acquired from Alpha Sky Investment Limited all of its equity interest in Accuhigh Investments Limited and Tidy Sum Investments Limited in exchange for 10,000,000 shares of convertible preferred stock convertible into 900,000,000 shares of common stock of Tridon. The transaction resulted in Alpha obtaining a majority voting interest in Tridon and Tridon was treated as the acquired entity. For accounting purposes, the acquisition has been treated as an acquisition of Tridon. The historical financial statements prior to December 10, 2001 are those of Alpha.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing therewith. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although we believes that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-QSB are qualified in their entity by this statement.


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

         Our net earnings, for the quarter ended June 30, 2002 were negative as a result of management's strategy to invest in research and development for the start-up costs associated with the construction of our communication satellite system and Satellite-Pay-Per-View ("SPPV") platform.

         Our current strategy is to leverage our cooperation with the Chinese broadcasting authorities to develop and implement the SPPV platform. We anticipate that the expansion will be funded through current working capital. However, significant growth will require additional funds in the form of debt or equity, or a combination thereof. However, there can be no assurance these funds will be available.

         Our growth strategy also includes strategic acquisition in addition to growing its current business. A significant acquisition will require additional financing. There can be no assurance that we can obtain such financing.

RESULTS OF OPERATIONS

Six months ended June 30, 2002 compared to six months ended June 30, 2001
-------------------------------------------------------------------------

Revenue

      We are in our development stage and as such we did not generate any revenue for the six-month period ended June 30, 2002.

Net Income (Loss)

      Net operating loss increased to ($505,115) for the six-month period ended June 30, 2002 compared to ($121,790) for the six-month period ended June 30, 2001. The increase in net operating loss is due to additional research and development expense incurred in the building out of our satellite network.

Administrative and general expenses

      Administrative and general expenses for the six-month period ended June 30, 2002 increased to ($505,115) for the six-month period ended June 30, 2002 compared to ($121,790) for the six-month period ended June 30, 2001. The increase was mainly due to an increase in expenses related to building out of our satellite network.

Three months ended June 30, 2002 compared to three months ended June 30, 2001
-----------------------------------------------------------------------------

Total Revenue

      We are in our development stage and as such we did not generate any revenue for the three-month period ended June 30, 2002.

Net Income (Loss)

      Net operating loss increased to ($273,615) for the three-month period ended June 30, 2002 compared to ($58,444) for the three-month period ended June 30, 2001. The increase in net operating loss is due to additional research and development expense incurred in the building out of our satellite network.

Administrative and general expenses

      Administrative and general expenses for the three-month period ended June 30, 2002 increased to ($273,615) for the three-month period ended June 30, 2002 compared to ($58,444) for the three-month period ended June 30, 2001. The increase was mainly due to an increase in expenses related to building out of our satellite network.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

         Net cash used in the operations of Alpha during the six-month period ended June 30, 2002 was $142,234, which was an increase of $38,220 from the same period in 2001. However, due to the increase in project development expenses in this quarter, increase in expenses payable and accrued expenses were $350,806 in the quarters ended June 30, 2002 compared to no increase in the comparable period in 2001. Net cash received from financing activities was $139,498 that was $7,102 more than the same period in 2001.

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

         The  report  of our  auditors  for the year  ended  December  31,  2001 contains an explanatory paragraph as to our ability to continue as a going concern. We are currently addressing our liquidity problem by the following actions:

     o    Implementing plans to further reduce operating costs; and

     o Continually seeking investment capital through the public and private markets.

There is no guarantee that any of these strategies will enable the company to meet its obligations for the foreseeable future.


INFLATION AND CHANGING PRICES

         The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.


RECENTLY  ISSUED  ACCOUNTING  STANDARDS


In July 2001, The Financial Accounting Standards Board (" FASB" ) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142, the Group will not amortize goodwill and instead will conduct an annual impairment test of the remaining goodwill. The Group does not expect that the adoption of SFAS No. 141, or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Group.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

              99.1   Sarbanes Oxley Certification

        (b) Reports on Form 8-K:

              None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August  19, 2002

                                            TRIDON ENTERPRISES, INC.



                                            By: /s/ Terence Sien
                                                ---------------------------
                                            Name:   Terence Sien
                                            Title:  Chief Financial Officer