Form 10QSB
period 2002-09-30
ALPHA SPACECOM INC
filed 2002-11-25
CIK 763245

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File Number: 000-13628

ALPHA SPACECOM, INC.

(Exact name of Small Business Issuer as specified in its Charter)

Colorado

13-3183646

(State or other jurisdiction of

(IRS Employer

incorporation or organization)

Identification No.)

ROOM 1305, PROGRESS COMMERCIAL BUILDING

7-17 IRVING STREET

CAUSEWAY BAY, HONG KONG

 (Address of Principal Executive Offices)

(852) 2972-2772

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

Yes  X                  No___

The number of shares of Common Stock, par value $0.001 per share, outstanding as of September 30, 2002 is [99,115,169].

Transitional Small Business Disclosure Format (check one):

Yes           No    X

ALPHA SPACECOM, INC.

INDEX TO FORM 10-QSB

September 30, 2002

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements required by this Item 1 are set forth at the end of the document.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

As a result of the acquisition, we are now engaged in the business of developing a Ka and communication satellite system that will provide broadband telecommunications services to China. For accounting purposes, this acquisition will be treated as a recapitalization of AlphaSpacecom Company Limited, Inc. with Alpha Sky Investment Limited as the acquiror.

PLAN OF OPERATIONS

We are in our development stage and we have not generated any revenues since we began our operations.

Our net earnings, for the quarter ended September 30, 2002 were negative as a result of management's strategy to invest in research and development for the start-up costs associated with the construction of our communication satellite system and SPPV platform.

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

Our growth strategy also includes strategic acquisitions in addition to growing current business. A significant acquisition will require additional financing. There can be no assurance that we can obtain such financing.

Our net earnings, for the quarter ended September 30, 2002 were negative as a result of management's strategy to invest in research and development for the start-up costs associated with the construction of our communication satellite system and Satellite-Pay-Per-View ("SPPV") platform.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 2002 compared to Nine months ended September 30, 2001.

Revenue

We are in our development stage and as such we did not generate any revenue for the nine-month period ended September 30, 2002.

Net Income (Loss)

Net operating loss increased to ($695,440) for the nine-month period ended September 30, 2002 compared to ($233,592) for the nine-month period ended September 30, 2001. The increase in net operating loss is due to additional research and development expense incurred in the building out of our satellite network.

Administrative and General Expenses

Administrative and general expenses for the nine-month period ended September 30, 2002 increased to ($695,444) for the nine-month period ended September 30, 2002 compared to ($233,605) for the nine-month period ended September 30, 2001. The increase was mainly due to an increase in expenses related to building out of our satellite network.

Three months ended September 30, 2002 compared to three months ended September 30, 2001 -

Total Revenue

We are in our development stage and as such we did not generate any revenue for the three-month period ended September 30, 2002.

Net Income (Loss)

Net operating loss increased to ($190,325) for the three-month period ended September 30, 2002 compared to ($111,802) for the three-month period ended September 30, 2001. The increase in net operating loss is due to additional research and development expense incurred in the building out of our satellite network.

Administrative and general expenses

Administrative and general expenses for the three-month period ended September 30, 2002 increased to ($190,325) for the three-month period ended September 30, 2002 compared to ($111,810) for the three-month period ended September 30, 2001. The increase was mainly due to an increase in expenses related to building out of our satellite network.

FINANCIAL CONDITION, LIQUIDITY, CAPITAL RESOURCES

Net cash used in the operating activities of Alpha during the nine-month period ended September 30, 2002 was $186,635, which was a decrease of $30,972 from the same period in 2001. However, due to the increase in project development expenses in this quarter, increase in accounts payable and accrued expenses were $736,749 for the quarter ended September 30, 2002 compared to a deminimis increase in the comparable period in 2001. Net cash received from financing activities was $198,688 that was $104,400 less than the same period in 2001.

We will continue to rely upon which external financing sources to meet the cash requirements of our ongoing operations. Management is currently seeking to raise additional funding in the form of equity or debt, or a combination thereof. However, there is no guarantee that we will raise sufficient capital to execute our business plan. To the extent that we are unable to raise sufficient capital, our business plan will require substantial modification and our operations will be curtailed.

The report of our auditors for the year ended December 31, 2001 contains an explanatory paragraph as to our ability to continue as a going concern. We are currently addressing our liquidity problem by the following actions:

•

Implementing plans to further reduce operating costs; and

•

Continually seeking investment capital through the public and private markets.

There is no guarantee that any of these strategies will enable the company to meet its obligations for the foreseeable future.

INFLATION AND CHANGING PRICES

The Company does not foresee any adverse effects on its earnings as a result of inflation or changing prices.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, The Financial Accounting Standards Board (" FASB" ) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. Upon the adoption of SFAS No. 142, the Company will not amortize goodwill and instead will conduct an annual impairment test of the remaining goodwill. The Company does not expect that the adoption of SFAS No. 141, or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Company.

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized and reported as and when required.

(b)

Changes in Internal Controls

There were no changes in the Company’s internal records or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II.  OTHER INFORMATION

Item 1.

Legal Proceedings

None.

Item 2.

Changes in Securities and Use of Proceeds.

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

On August 1, 2002, the Company changed its name from Tridon Enterprises Inc. to Alpha Spacecom, Inc.  On the same date, the Company increased its authorized shares of Common Stock from 100,000,000 to 2,000,000,000.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

99.1 Certification

(b)

Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November  18, 2002

ALPHA SPACECOM, INC.

By: /s/ Terence Sien

Name:   Terence Sien
Title:

   Chief Financial Officer

CERTIFICATIONS

I, Xuedong Hu, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Alpha Spacecom, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 18, 2002	/s/ Xuedong Hu Name: Xuedong Hu Title: Chief Executive Officer

CERTIFICATIONS

I, Terence Sien, certify that:

1.

I have reviewed this quarterly report on Form 10-QSB of Alpha Spacecom, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 18, 2002	/s/ Terence Sien Name: Terence Sien Title: Chief Financial Officer

ALPHA SPACECOM INCORPORATED

 AND SUBSIDIARIES

(Formerly known as Tridon Enterprises Incorporated and subsidiaries)

 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(Formerly known as Tridon Enterprises Incorporated and subsidiaries)

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

A S S E T S	September 30, 2002	December 31, 2001
	US$	US$

Current Assets:
Cash and cash equivalents	16,465	4,412
Other receivables, deposits and prepayments	38,402	44,995
Advances to a related party	43,543	-

Total Current Assets	98,410	49,407

Property, plant and equipment, net	36,832	54,944

	135,242	104,351

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Other accounts payable and accrued expenses	736,749	252,649
Advances from third parties	43,000	-
Advances from related parties	1,017,214	817,983
Advances from shareholder	176,729	176,729

Total Current Liabilities	1,973,692	1,247,361

Shareholders’ Deficiency:
Preferred stock:
7% cumulative convertible, par value $0.001; 20,000,000 shares authorized; 10,035,800 shares
issued and outstanding as of September 30, 2002	10,036	10,036
Common stock:
$0.001 par value; 2,000,000,000 shares authorized;
98,468,000 shares issued and outstanding
as of September 30, 2002	98,468	98,468
Accumulated deficit	(1,946,954)	(1,251,514)

Total Shareholders’ Deficiency	(1,838,450)	(1,143,010)

	135,242	104,351

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(Formerly known as Tridon Enterprises Incorporated and subsidiaries)

 (A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Nine and Three Months Ended September 30, 2002 and 2001

	Cumulative During Development Stage	Three Months Ended September 30,		Nine Months Ended September 30,
		2002	2001	2002	2001
	US$	US$	US$	US$	US$

Income	-	-	-	-	-

General and Administrative
Expenses	(1,532,052)	(190,325)	(111,810)	(695,444)	(233,605)

Loss from Operations	(1,532,052)	(190,325)	(111,810)	(695,444)	(233,605)

Other Income	111	-	8	4	13

Loss Before Income Taxes	(1,531,941)	(190,325)	(111,802)	(695,440)	(233,592)

Income Taxes	-	-	-	-	-

Net Loss	(1,531,941)	(190,325)	(111,802)	(695,440)	(233,592)

Loss Per Common
Share – Basic		(0.002)	(0.001)	(0.007)	(0.003)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(Formerly known as Tridon Enterprises Incorporated and subsidiaries)

(A Development Stage Company)

Consolidated Statements of Shareholders’ Deficiency

(Unaudited)

Nine Months Ended September 30, 2002 and 2001

Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Deficiency

Alpha US $	Tridon US $	Tridon US $	Alpha US $	Tridon US $	Alpha US $	Tridon US $	Total US $	US$

Balance at December 31,
2000	1,000	79,795	53	282	12,416,102	(416,684)	(13,269,287)	(13,685,971)	(1,188,739)

Issuance of common stock in connection with:
Conversion of preferred
stock	-	700	(17)	-	151,800	-	-	-	152,483

Payment of dividends on
preferred stock	-	3,943	-	-	63,834	-	-	-	67,777

Conversion of shareholder
loan	-	14,030	-	-	535,258	-	-	-	549,288

Effect of share exchange	(1,000)	-	10,000	(282)	(13,166,994)	-	13,158,276	13,158,276	-

Net loss during the year	-	-	-	-	-	(419,817)	(304,002)	(723,819)	(723,819)

Balance at December 31,
2001	-	98,468	10,036	-	-	(836,501)	(415,013)	(1,251,514)	(1,143,010)

Net loss during the period	-	-	-	-	-	(695,440)	-	(695,440)	(695,440)

Balance at September 30,
2002	-	98,468	10,036	-	-	(1,531,941)	(415,013)	(1,946,954)	(1,838,450)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(Formerly known as Tridon Enterprises Incorporated and subsidiaries)

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30, 2002 and 2001

		2002	2001
	Cumulative During Development Stage	US$	US$
	US$
Cash Flows from Operating Activities:
Net loss	(1,531,941)	(695,440)	(233,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87,168	18,112	17,858
Allowance for bad debts	2,777	-	-
Changes in operating assets and liabilities:
(Increase)/decrease in other receivables,
deposits and prepayments	(25,172)	6,593	(1,232)
(Decrease)/increase in other accounts
payable and accrued expenses	628,606	484,100	(641)

Net Cash Used in Operating Activities	(838,562)	(186,635)	(217,607)

Cash Flows from Investing Activities:
Acquisition of plant and equipment	(120,749)	-	(1,636)

Cash Flows from Financing Activities:
Increase in advances from related parties	1,361,014	323,047	303,088
Repayments to related parties	(429,520)	(167,359)	-
Issuance of common stock	1,282	-	-
Deposits received for issuance of common stock	43,000	43,000	-

Net Cash Provided by Financing Activities	975,776	198,688	303,088

Net Increase in Cash	16,465	12,053	83,845

Cash and Cash Equivalents – Beginning	-	4,412	1,776

Cash and Cash Equivalents – Ending	16,465	16,465	85,621

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(Formerly known as Tridon Enterprises Incorporated and subsidiaries)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30, 2002 and 2001

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Alpha Spacecom Incorporated (formerly known as Tridon Enterprises Incorporated) and its wholly owned subsidiaries Accuhigh Investments Limited, Tidy Sum Investments Limited and Alpha Spacecom Company Limited (collectively the “Company”). All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2001 of Alpha Spacecom Incorporated and Subsidiaries, as filed with the Securities and Exchange Commission.  The summary December 31, 2001 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements.  The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

NOTE 2 – ORGANIZATION AND BUSINESS

The Company has been in the development stage since formation (December 9, 1998) and primarily through the operations of Alpha Spacecom Company Limited, is engaged in the business of developing a KA band communication satellite system that will provide broadband telecommunications services to the People’s Republic of China (the “PRC”) and its neighboring Asia Pacific countries.  The name of the Company was changed from Tridon Enterprises Incorporated to Alpha Spacecom Incorporated as per resolution of the Board of Directors dated August 20, 2002.

Alpha Spacecom Company Limited has signed a memorandum of understanding with China Broadcasting Film Television Satellite Company (“CBSat”), a division of China’s State Administration of Radio, Film and Television (“SARFT”) to develop, construct, launch, maintain and operate KA band satellites for distribution of news, sports, entertainment and Satellite Pay Per View (“SPPV”) services in the PRC. Alpha Spacecom Company Limited has also signed a memorandum of understanding with Lockheed Martin Commercial Space Systems (“LMCSS”) whereby LMCSS will provide design, supply, installation and integration of the ground network and satellites, namely the Alphacom System.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(Formerly known as Tridon Enterprises Incorporated and subsidiaries)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30, 2002 and 2001

NOTE 2 – ORGANIZATION AND BUSINESS (Continued)

Alpha Sky Investment Limited (“Alpha”) was incorporated on August 19, 1998 in the British Virgin Islands.  It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of $1.00 per share.  As of September 30, 2002 and December 31, 2001, 1,000 shares of common stock were issued and outstanding.

Accuhigh Investments Limited (“Accuhigh”), a British Virgin Island Company, was incorporated on June 12, 2001. It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of $1.00 per share.  As of September 30, 2002 and December 31, 2001, one share of common stock was issued and outstanding.

Tidy Sum Investments Limited, a British Virgin Islands Company (“Tidy”), was incorporated on June 22, 2001 with authorized share capital of 50,000 shares of common stock; par value of $1.00 per share. As of September 30, 2002 and December 31, 2001, one share of common stock was issued and outstanding.

Alpha Spacecom Company Limited (“ASC”, the “operating company”) was incorporated in Hong Kong on December 9, 1998, with authorized share capital of 10,000 shares of common stock with a par value of HK $1.00 per share.  As of September 30, 2002 and December 31, 2001, one share of common stock was issued and outstanding.

On July 10, 2001, Accuhigh acquired 100% of the shares of ASC accounted for under the purchase method without any resultant goodwill; 1% of the outstanding common shares were held by Tidy Sum Investments Limited in trust for Accuhigh.

The authorized share capital of the Company was increased from 100,000,000 shares of common stock at December 31, 2001 to 2,000,000,000 shares with a par value of $0.001 per share, as per resolution of the Board of Directors dated August 20, 2002.

Risk Consideration – As a majority of the Company’s operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies.  The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social life.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(Formerly known as Tridon Enterprises Incorporated and subsidiaries)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30, 2002 and 2001

NOTE 2 – ORGANIZATION AND BUSINESS (Continued)

The Company expects that substantially all of its revenues will be denominated in Renminbi (“RMB”).  A portion of such revenues will need to be converted into other currencies to meet foreign currency obligations such as payment of any dividends declared.  Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require PRC government approval.  No assurance can be given that the operating subsidiaries within the Company will continue to be able to convert sufficient amounts of foreign currencies in the PRC’s foreign exchange markets in the future for payment of dividends.

NOTE 3 – TRANSLATION OF FOREIGN CURRENCIES

Monetary items denominated in foreign currencies are translated into Hong Kong Dollars at the rate of exchange in effect at the balance sheet date.  Non-monetary items denominated in foreign currencies are translated into Hong Kong Dollars at the approximate rate of exchange in effect at the translation date.  Any revenue or expense resulting from a transaction made in a foreign currency is translated into Hong Kong Dollars at the approximate rate of exchange in effect on the date of the transaction.  Foreign exchange gains or losses resulting from the translation or settlement of a monetary item in a foreign currency are included as a separate component of shareholders’ equity.

Translation of amounts from HK$ into US$ for the convenience of the reader has been made at the Exchange Rate on September 30, 2002 and 2001 of US $1.00 = HK $7.8. No representation is made that the HK$ amounts could have been, or could be, converted into United States dollars at that rate on September 30, 2002 and 2001, or at any other date.

NOTE 4 – LOSS PER COMMON SHARE – BASIC

Loss per common share – basic (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  As of September 30, 2002, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.  The weighted-average number of common shares outstanding for computing EPS was 98,468,000.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(Formerly known as Tridon Enterprises Incorporated and subsidiaries)

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Nine Months Ended September 30, 2002 and 2001

NOTE 5 – RELATED PARTY TRANSACTIONS

All balances with related parties are unsecured, non-interest bearing and payable on demand.  During the nine month periods ended September 30, 2002 and 2001, the Company received advances from related parties of US $194,784 and US $303,088, respectively.  In addition, during the nine months period ended September 30, 2002, the Company repaid advances of US $167,359 to related parties.

NOTE 6 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years and, additionally, the Company has used substantial amounts of working capital in its operations.  Further, at September 30, 2002, current liabilities exceed current assets by $1,875,282, and total liabilities exceed total assets by $1,838,450.

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

Management believes that it has the ability to improve its cash position through financing activities, including possible private or public offerings of stock.  However, the uncertainty of a sustained financing and cash management program and continued losses from operations raise substantial doubt about the ability of the Company to continue as a going concern.

NOTE 7 – SHARE EXCHANGE

Alpha Sky Investment Limited entered into a Share Exchange Agreement dated December 10, 2001 to effectuate an exchange of shares with Alpha Spacecom Incorporated (“Alpha Spacecom”) (formerly known as Tridon Enterprises Incorporated) (the “Registrant”). Pursuant to the terms of the share exchange agreement, Alpha Spacecom acquired from Alpha Sky Investment Limited all of its equity interest in Accuhigh Investments Limited and Tidy Sum Investments Limited in exchange for 10,000,000 shares of convertible preferred stock convertible into 900,000,000 shares of common stock of Alpha Spacecom. The transaction resulted in Alpha obtaining a majority voting interest in Alpha Spacecom and Alpha Spacecom was treated as the acquired entity.  For accounting purposes, the acquisition has been treated as an acquisition of Alpha Spacecom.  The historical financial statements prior to December 10, 2001 are those of Alpha.