Form 10KSB
period 2002-12-31
ALPHA SPACECOM INC
filed 2003-05-20
CIK 763245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

0-13628

(Commission file number)

ALPHA SPACECOM, INC.

Exact name of small business issuer as specified in its charter)

Colorado	13-3183646
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

Room 1305, 13/F Progress Commercial

Building, 7-17 Irving Street, Causeway Bay,

Hong Kong

(Address of principal executive offices) (Zip Code)

(852) 2972-2772

(Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

TITLE OF EACH CLASS

COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that we was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes X	No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SKB.  [X]

State issuer’s revenue for its most recent fiscal year  $

0

.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.).  $

3,189,600

.

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

State the number of share outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of May 20, 2003 there were 106,101,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes	No X

ALPHA SPACECOM, INC.
FORM 10-KSB
INDEX

PART I

Item 1.

DESCRIPTION OF BUSINESS

Item 2

PROPERTIES

Item 3.

LEGAL PROCEEDINGS

Item 4.

SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

PART II

Item 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Item 7.

FINANCIAL STATEMENTS

PART III

Item 8.

CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Item 10.

EXECUTIVE COMPENSATION

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13.

EXHIBITS, LIST AND REPORTS ON FORM 8-K

Item 14.

CONTROLS AND PROCEDURES

SIGNATURES

CERTIFICATIONS

FINANCIAL STATEMENTS

PART I

ITEM 1.

DESCRIPTION OF BUSINESS.

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934.  These statements relate to future events or the Company’s future financial performance.  The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predict,” “should” or “will” or the negative of these terms or other comparable terminology.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.  The Company expectations are as of the date this Form 10-KSB is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-KSB is filed to confirm these statements to actual results, unless required by law.

CORPORATE HISTORY

Alpha Spacecom, Inc. formerly, Tridon Enterprises, Inc. (the “Company”) was  incorporated in the State of Colorado in 1986 under the name Hammer Computer Systems, Inc., a Colorado corporation.  Prior to the acquisition described below we were seeking strategic partnerships with companies in the satellite business.  However, due to the difficulty in raising working capital to execute our business plans, we ceased operations in April 2001.

On December 10, 2001, pursuant to a share exchange agreement, we acquired (the “Acquisition”) from Alpha Sky Investment Limited (“ASI”) all of the equity interests in both Accuhigh Investments Limited, a British Virgin Islands company, and Tidy Sum Investments Limited, a British Virgin Islands company, in exchange for 10,000,000 shares of our convertible preferred stock which shares of convertible preferred stock are convertible into 900,000,000 shares of our common stock.  At present, Accughigh Investments Limited and Tidy Sum Investments Limited hold 100% equity interest in Alpha Spacecom Company Limited (“ASC”). For accounting purposes, this acquisition will be treated as a recapitalization of ASI with ASI as the acquirer.

On December 10, 2001, Xuedong Hu, Fung Sien and Wai Man Yu were appointed as members of the board of directors. Brian Brick resigned from the position of Chief Executive Officer. The directors then elected Xuedong Hu as the Chairman of the Board and Chief Executive Officer and appointed Mr. Brick as the Chief Operating Officer and member of board of directors.

Effective April 1, 2003, Wai Man Yu resigned from the board of directors.  Mr. Yu’s position on the board will be filled at the next meeting of the board of directors.

Overview

[Insert graphic]

Directly hold 100% equity interest in Accuhigh Investments Limited and Tidy Sum Investments Limited.   On the other hands, Accuhigh Investments Limited and Tidy Sum Investments Limited hold 100% equity interest in Alpha Spacecom Company Limited.  Alpha Sky Investment Limited is not the intermediate holding company and should not be included in the organization chart.

Alpha is a development stage company and we have very limited operations.  Our objective is to develop a Ka band communication satellite system (“Alphacom System”) that will provide broadband telecommunications services to China and its neighboring Asia Pacific countries. If and when completed, the Alphacom System will provide a wide bandwidth, high data throughput, low cost, and high efficiency broadcast and communications SPPV platform.  We plan to achieve this objective by negotiating agreements with providers of satellites and through our in-house research and development.

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

Ka-band, for example, can be used with any of the orbits. Ka-band is preferred because it offers 4-7 times the spectrum of other bands, thus allowing it to deliver higher bandwidth. The bandwidth is necessary due to the types of services that may run on the network. These services include:

♦

Voice Telephony o Interactive Data

♦

Videotelephony o Multimedia Business Access

♦

Medical and Technical Imaging

♦

CAD/CAM

♦

TV and Audio Broadcast Transmission

♦

Interactive TV and video on demand

Other possible services include:

♦

Point-to-Point Broadcast Feeds

♦

Satellite News Gathering

♦

Aeronautical and Maritime Mobile Telecommunications

Market Overview

China has approximately 300 million television viewers.  Viewing habits and viewing interest vary from region to region in China as education levels, demographics, nationalities, culture, dialects, languages, and traditions vary in different parts of the country.  Such variation has led to a segmented market that the traditional methods of television broadcast fail to adequately address. An interactive and video on demand type system would address many of the needs of this segmented market.  A platform that can provide high bandwidth, high data rate, low cost, and interactivity is a necessity.  If and ever developed, the Alphacom System will provide a broadband Satellite-Pay-Per-View ("SPPV") platform to enable interactivity and video on demand.

We have been in discussions with Chinese broadcasting authorities for the past two years to develop a broadband SPPV platform.  With China's entry into the World Trade Organization, it is projected that China's media market will gradually be liberalized resulting in non-Chinese media companies being able to access the Chinese market.  These media companies require a low cost and high capacity platform to bring their television programs to the Chinese viewers.

Management believes that, once developed, the Alphacom System will address this growth need. The Alphacom System is not only limited to the SPPV platform. At the second IT Forum organized by China Computerworld, one of the largest IT media groups in the nation, Vice Minister Lu Xinkui of China's Ministry of Information Industry (MII) asserted that, as broadband data becomes more important in the telecom market, driven by users' demand for more data at a faster speed, China's IT industry revenue is expected to double in the next four years to US$240 billion. According to the latest statistics released on December 3, 2002 by China Internet Network Information Center, China's internet bandwidth of international exit was up to 5724 MHz by the end of September, 2002, nearly twice as much as in the prior year. Management believes that, once developed, the Alphacom System will be able to satisfy this demand in a cost-effective way compared to the terrestrial counterpart. The system will serve to provide extension and backup to the terrestrial means -- fixed and mobile -- as well as the "last mile" connectivity, thanks to its unique capability of reach and the inherent advantage of availability.

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

Through its subsidiary, the Company also has a five percent (5%) equity interest in each of Vertex Corporation, Vertex Corporation Marketing, Tridon Energy Resources, Tridon Communications and Tridon Com.com.

BUSINESS STRATEGY AND MARKET DEVELOPMENT

Our business strategy is to capitalize on the opportunities for growth in our core business through strategic alliances and developing the Ka band communication system.

SEASONALITY

Our business is not affected by seasonal fluctuations.

COMPETITION

The telecommunications industry is competitive and there are many larger companies in our segment that have significantly greater resources.  We believe that we have a competitive advantage because we employ skilled personnel who have been trained for and have experience.  Several of our principal competitive factors are our proprietary technology, customer service, technical support, delivery and price.

RESEARCH AND DEVELOPMENT

Our ongoing research and development program involves the design and development of the application software SPPV platform that will serve the needs of the vast TV customers in China.  The research and development department is staffed with experienced design engineers.  The cost of research and development, all of which has been charged to operations, amounted to approximately US$300,000 in the last fiscal year.

EMPLOYEES

At December 31, 2002, we had 10 employees.

GOVERNMENTAL REGULATION OF OUR OPERATIONS IN CHINA

All of our subsidiary companies operate from facilities that are located in the People's Republic of China. Accordingly, our subsidiaries' operations must conform to the governmental regulations and rules of China.

The Chinese Legal System

The practical effect of the People's Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the General Corporation Laws of the several states. Similarly, the People's Republic of China accounting laws mandate accounting practices that are not consistent with US Generally Accepted Accounting Principles. The China accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the People's Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation.

Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Because the terms of the respective Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden applying Chinese substantive law, the Chinese minority partner in our joint venture companies will not assume a privileged position regarding such disputes. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•

We will be able to capitalize on economic reforms;

•

The Chinese government will continue its pursuit of economic reform policies;

•

The economic policies, even if pursued, will be successful;

•

Economic policies will not be significantly altered from time to time; and

•

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

To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future. However, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

China’s Accession into the WTO

On November 11, 2001, China signed an agreement to become a member of the World Trade Organization sometimes referred to as the WTO, the international body that sets most trade rules, further integrating China into the global economy and significantly reducing the barriers to international commerce. China's membership in the WTO was effective on December 11, 2001.   China has agreed upon its accession to the WTO to reduce tariffs and non-tariff barriers, remove investment restrictions, provide trading and distribution rights for foreign firms, and open various service sectors to foreign competition. China's accession to the WTO may favorably affect our business in that reduced market barriers and a more transparent investment environment will facilitate increased investment opportunities in China, while tariff rate reductions and other enhancements will enable us to develop better investment strategies and attract investment capital.  In addition, the WTO's dispute settlement mechanism provides a credible and effective tool to enforce members' commercial rights.  Also, with China’s entry into the WTO, it is believed that the relevant laws on foreign investment in China will be amplified and will follow common practices.

ITEM 2.

PROPERTIES.

We lease headquarters in Hong Kong at Room 1305, 13/F Progress Commercial Building, 7-17 Irving Street, Causeway Bay, Hong Kong, and conduct our operations at facilities located in 11B11, Han Wei Plaza, No. 7 Guang Hua Road, Chao Yang District, Beijing, China.  We believe that our facilities are in good condition and provide adequate capacity to meet our needs for the foreseeable future.  The family of our Chief Financial Officer and Director, Fung Sien owns the property we lease in Hong Kong.  The terms of this lease are at least as favorable as would be if the lease were with an unaffiliated third party.

The following table sets forth certain information relating to our principal facilities:

Location	Principal Uses	Approx. Sq. Ft.	Lease Expiration
Causeway Bay, Hong Kong	Operations and Management	400	N/A
Beijing, China	Operations and Management	3,300	December 31, 2004

ITEM 3.

LEGAL PROCEEDINGS.

We are not a party to any pending or to the best of our knowledge, any threatened legal proceedings.  No director, officer or affiliate of the Company, or owner of record or of more than five percent (5%) of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to us or has a material interest adverse to us in reference to pending litigation.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to our shareholders for the quarter ended December 31, 2002.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the Over-The-Counter Bulletin Board under the symbol “ASPC.”  The following table sets forth the high and low sales prices for the shares of common stock as reported on the Over-The-Counter Bulletin Board for each quarterly period of the last two fiscal years.  The bid prices listed below represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, breakdowns or commissions and may not represent actual transactions.

2002	High	Low
March 31	$0.12	$0.05
June 30	$0.07	$0.03
September 30	$0.07	$0.03
December 31	$0.03	$0.01

2001	High	Low
March 31	$0.03	$0.01
June 30	$0.06	$0.01
September 30	$0.05	$0.02
December 31	$0.02	$0.01

(b)

Shareholders

At December 31, 2002 we had approximately 1,100 holders of record.  The transfer agent and registrar for our common stock is Computer Share, Inc. located in Denver, Colorado.

(c)

Dividends

We have not declared any cash dividends on our common stock since inception.  Declaration of dividends with respect to the common stock is at the discretion of the Board of Directors.  Any future determination to pay dividends will depend upon the financial condition, capital requirements, results of operations and other factors deemed relevant by the Board of Directors.

(d)

Penny Stock

Until the Company’s shares qualify for inclusion in the NASDAQ system, the public trading, if any, of the Company’s common stock will be on the OTC Bulletin Board.  As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered.  The Company’s common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock rule.”  Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines “penny stock” to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions.  If the Company’s common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.  “Accredited investors” are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks.  Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in the Company’s common stock and may affect the ability of the Company’s shareholders to sell their shares.

(e)

Recent Sales of Unregistered Securities

The Company had no sales of unregistered securities during the fourth quarter ending December 31, 2002.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB.  Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and involve risks and uncertainties.  Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors.  All forward-looking statements contained in this Form 10-KSB are qualified in their entity by this statement.

Overview

On December 10, 2001, pursuant to a Share Exchange Agreement, we acquired from Alpha Sky Investment Limited all of Alpha Sky’s equity interests in both Accuhigh Investments Limited, a British Virgin Islands company, and Tidy Sum Investments Limited, a British Virgin Islands company, in exchange for 10,000,000 shares of our convertible preferred stock which shares of convertible preferred stock are convertible into 900,000,000 shares of our common stock.

Since the Acquisition, we have been engaged in the business of developing a Ka and communication satellite system that will provide broadband telecommunications services to China.  For accounting purposes, the Acquisition was treated as a recapitalization of ASI with ASI as the acquirer.  As such, the financial statements contained herein are those of ASI.

Plan of Operations

We have been negotiating with the Chinese broadcasting authorities for the develop our Satellite-Pay-Per-View (“SPPV”) transmission business in China for the past two years.  We were close to finalizing the terms of an agreement with the Chinese broadcasting authorities when China joined the WTO in November 2001.  Subsequent to China’s membership in the WTO, there were significant changes within many of the Chinese governmental agencies, including the broadcasting authority.  As a result of the changes in the broadcasting authority, we had to resubmit our business plan and proposal to the newly organized broadcasting authority.   As a result, there has be a delay in the implementation of our business plan.

Since April 2002, we have been in negotiations with the newly reorganized Chinese broadcasting authority and management believes that it is close to finalizing the terms of an agreement to begin construction of the SPPV network.  Management believes that they are close to reaching a final agreement with the Chinese broadcasting authorities, however, the deadly virus, SARS, outbreak in March 2003, has resulted in significant delays.  Management is confident that once the SARS issue is managed, a final agreement will be reached with the Chinese broadcasting authorities.

The SPPV network will be the first nationwide satellite pay-per-view system in China.  The overall project will be completed in two phases.  Phase one of the project will consist of a digital storage facility for the content that will be available over the SPPV network..  These digitized programs will initially be transmitted to proximately ten million cable TV subscribers in ten to twelve developed cities, including Beijing and Shanghai.  Phase two of the project will be the roll out of the SPPV network to all of China which management believes to be approximately ninety million cable TV subscribers.

The earnings for the year ended 2002 were negative as a result of management’s strategy to invest in research and development for the start-up costs associated with the building out of the Company’s communication satellite system.  The goal of these expenditures was to begin the development and building-out of a SPPV platform and for the development and construction of the Alphacom System.

Results of Operations For the Period Ended December 31, 2002 Compared to December 31, 2001

Revenues. We are in our development stage and we have not generated any revenues since we began our operations.

Net Loss.  Net operating loss increased to $468,262 for the fiscal year ended December 31, 2002 compared to $419,817 for the fiscal year ended December 31, 2001 due to general administrative expenses, expenses related to being a public company and research and development expenses related to the build out of the Alphacom System.

Financial Condition, Liquidity, Capital Resources

Net cash used in operations during the fiscal year ended 2002 was $379,839, which was a $111,896 increase or 42% from the fiscal year ended 2001.  The increase is due to an increase in project development expenses, much of which is related to the resubmission of our proposal to the newly reorganized Chinese broadcasting authority after China’s entrance into the WTO.  .  Net cash received from financing activities was $381,686, which was $108,863 more than that received during the same period in 2001.

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

Our auditors have issued their report, which contains an explanatory paragraph as to our ability to continue as a going concern. We are currently addressing our liquidity requirements by the following actions:

♦

We are considering a smaller facility in Beijing.  We currently lease a 3,300 square foot space and we may be able to conduct our operations in a smaller facility.

♦

We will continue to accept advances from management.

♦

We are considering allowing our employees to tele-commute to reduce cost.

♦

We will continue seeking investment capital through the issuance of both debt and equity securities in private placement to qualified investors.

♦

Once an agreement is finalized with the Chinese broadcasting authority, we are in a position to negotiate with financial institutions for various forms of funding arrangements.

♦

We are considering short term funding through bank borrowing and other means of debt financing.

There is no guarantee that any of these strategies will enable us to meet our obligations for the foreseeable future.

ITEM 7.

FINANCIAL STATEMENTS.

(a)

Financial Statements

The following financial statements are set forth at the end hereof.

1.

Report of Independent Auditors

2.

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2002

3.

Consolidated Statements of Operations for the years ended December 31, 2002 and December 31, 2001

4.

Consolidated Statements of Changes in Stockholders' Equity through December 31, 2002

5.

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001

6.

Notes to Consolidated Financial Statements

PART III

ITEM 8.

CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of March 31, 2003.  The Board of Directors of the Company is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Xuedong Hu	39	Chief Executive Officer, Director
Wai Man Yu	37	Director
Fung Sien	40	Director
Brian Brick	29	Chief Operating Officer, Director

XUEDONG HU

Mr. Hu is the Chief Executive Offer and Director of Alpha Spacecom and the founder of the Company. He began his professional career in the technology business in China and Singapore in the mid 1990’s. In 1997, he explored the feasibility of a Ka regional system for Asia Pacific.

In his current capacity as Managing Director of Alpha Spacecom, Mr. Hu is instrumental in gaining market access, forming strategic partnerships, and investment for the Alpha Spacecom regional Ka satellite project, and bringing it from concept to reality.

WAI MAN YU

Mr. Yu is the Executive Director and he is responsible for the legal and financial aspects of the Company.  Mr. Yu has over 16 years of experiences in the accounting field including three years in external audit and two years in internal audit.  He has over eight years of financial experience in companies listed both in Hong Kong and the United Kingdom.

He is an associate member of the Association of Chartered Certified Accountants and the Hong Kong Society of Accountants.  He also is an executive director, company secretary and financial controller of two listed companies in Hong Kong

Mr. Wai Man Yu resigned from the board on April, 01, 2003.

FUNG SIEN

Mr. Sien has assumed the position of Chief Financial Officer and is responsible for the business development and external affairs.  He has over 15 years of experience in information technology.  He worked for PricewaterhouseCoopers Hong Kong as a Senior Manager from January 1997 to February 2000.  He joined Wai Kee Holdings Limited as the Chief Information Officer from February 2000 to August 2002.

BRIAN T. BRICK

Brian Brick has worked in the securities industry for the last six years as an account executive and an investment banker.  Prior to joining Alpha Spacecom, Inc., Mr. Brick held the position of Vice President of Investments with a regional Los Angeles securities firm.  There he managed accounts, raised capital and conducted business seminars and investor meetings.  In April 2002, Mr. Brick was appointed President, CEO and Director of Alpha Spacecom, Inc. with the assignment to locate and qualify a merger partner for the Company.  In December 2002 after he negotiated and completed the merger between Alpha Spacecom, Inc. and Alpha Spacecom Company, Ltd (HK) Mr. Brick became the COO and a Director of the combined companies.  Mr. Brick obtained his Bachelors degree in Political Science from Buffalo State University, New York, USA.

(a)

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or charged by the Company to become directors or executive officers.

(b)

Involvement in Legal Proceedings

To the best of the Company's knowledge, during the past five years, none of the following occurred with respect to a present or former director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

(c)

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers and directors and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of common stock and other equity securities of the Company, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the best of the Company’s knowledge (based solely upon a review of the Forms 3, 4 and 5 filed), no officer, director or 10% beneficial shareholder failed to file on a timely basis any reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 10.

EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the compensation earned by our Chief Executive Officer.  There was no other executive officer whose total compensation for the fiscal year ended 2002 exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Annual Compensation			Long-Term Compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Under-lying Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)
Xuedong Hu, CEO	2000	—	—	—	—	—	—	—
Xuedong Hu, CEO	2001	$178,600	—	—	—	—	—	—
Xuedong Hu, CEO	2002	$127,400	—	—	—	—	—	—

We do not have any employee benefit plans or stock option plans.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2002 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2002; and, (iv) all directors and executive officers as a group.  The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us.  Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner	No. of Shares	Percentage of Ownership
Xuedong Hu (1)	—	—
Officers and Directors as a Group (4 persons) (1)	—	—
5% or More Beneficial Ownership

The Anklor Antebi Insurance Trust of 1995	15,000,000	15.1%
Tridon Trust	14,732,000	14.75%

(1) Based on 106,101,000 shares outstanding.  Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2002 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  In connection with the closing under the Share Exchange Agreement Mr. Hu as the beneficial owner of ASI, acquired 9,124,445 shares of Series B Convertible Preferred Stock, which are convertible into 821,200,000 shares of common stock of the Company. Upon conversion, the 821,200,000 will be owned indirectly through Mr. Hu's controlling interest in the following entities:  (i) 511,200,000 through Alpha Sky Investment Limited, (ii) 10,000,000 through Project Connect Limited (iii) 20,000,000 through Sino Advantage Limited, (iv) 40,000,000 through Sparkle Success Limited, (v) 50,000,000 through Choice Rich Investments Limited, (vi) 90,000,000 through Glory Asset Investments Limited, and (vii) 100,000,000 through Success Day Investments Limited.

ITEM 12.

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

	2002	2001
	US$	US$
Advances to related parties: Vertex Marketing
Advances from related parties: Xuedong Hu and Terence Sien; Director of Alpha Alpha Sky Investments; subsidiary of Alpha Vertex Marketing		658,910 119,673 39,400 817,983
Paul Ebeling; Controlling Shareholder and former director		176,729

All balances with related parties are unsecured, interest free and repayable on demand, except for advances from a shareholder of Tridon that are unsecured and bear interest at 9.5%.

ITEM 13.

EXHIBITS, LIST AND REPORTS ON FORM 8-K.

(a)

Exhibits

Exhibit Number	Description

2.1	Share Exchange Agreement dated as of December 10, 2002. Incorporated herein by reference from our filing on Form 8-K filed on December 21, 2002.
3.1	Certificate of Incorporation as filed with the Colorado Secretary of State, as amended. Incorporated by reference to Exhibit 2.1 to Company.
3.2	Bylaws. Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-18, filed on August 14, 1980.
21.1	Subsidiaries of the Company*.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

(b) Reports on Form 8-K

None.

ITEM 14.

CONTROLS AND PROCEDURES.

Based on their evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing of this Report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA SPACECOM, INC.
Date May 20, 2003	By: /s/ Xuedong Hu
Name: Xuedong Hu Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date May 20, 2003	By: /s/ Brian Brick
Name: Brian Brick Title: Director, Chief Operating Officer

Date May 20, 2003	By: /s/ Fung Sien
Name: Fung Sien Title: Director

Date May 20, 2003	By: /s/ Wai Man Yu
Name: Wai Man Yu Title: Director

CERTIFICATIONS

I, Xuedong Hu, certify that:

I have reviewed this annual report on Form 10-KSB of Alpha Spacecom, Inc.;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003	/s/ Xuedong Hu Name: Xuedong Hu Title: Chief Executive Officer

CERTIFICATIONS

I, Terence Sien, certify that:

1.

I have reviewed this annual report on Form 10-KSB of Alpha Spacecom, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 20, 2003	/s/ Terence Sien Name: Terence Sien Title: Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

Alpha Spacecom Incorporated and Subsidiaries

Hong Kong

We have audited the accompanying consolidated balance sheets of Alpha Spacecom Incorporated and Subsidiaries (the “Company”), as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ deficiency and cash flows for the years then ended and cumulative during development stage. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Spacecom Incorporated and Subsidiaries, as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended, and cumulative during development stage in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Notes 1 and 2, the Company has been in the development stage since its inception of December 9, 1998. However, the Company has sustained substantial operating losses during development stage.  In addition, the Company’s total liabilities exceed total assets by $1,611,272.  In view of these matters, realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to those matters also are described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami, Florida

May 6, 2003

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2002 and 2001

	2002	2001
A S S E T S	US$	US$

Current Assets:
Cash and cash equivalents	6,259	4,412
Other receivables, deposits and prepayments	33,169	44,995

Total Current Assets	39,428	49,407

Property, plant and equipment, net	27,544	54,944

	66,972	104,351

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Other accounts payable and accrued expenses	301,846	252,649
Deposits received on subscription to common stock	43,000	-
Advances from related parties	1,156,669	817,983
Advances from shareholder	176,729	176,729

Total Current Liabilities	1,678,244	1,247,361

Shareholders’ Deficiency:
Preferred stock: 20,000,000 shares authorized:
Series A 7% cumulative convertible, US $0.001 par value; 23,000 and 25,000 shares issued and
outstanding in 2002 and 2001, respectively	23	25

Series B convertible, U.S. $0.001 par value; 9,833,331
and 10,011,000 issued and outstanding in 2002 and
2001, respectively	9,833	10,011

Common stock:
US $0.001 par value; 2,000,000,000 shares authorized (100,000,000 shares as of December 2001); 99,119,000 and 98,468,000 shares
issued and outstanding in 2002 and 2001, respectively	99,119	98,468
Accumulated deficit (including deficit accumulated
during the development stage of $1,720,376)	(1,720,247)	(1,251,514)

Total Shareholders’ Deficiency	(1,611,272)	(1,143,010)

	66,972	104,351

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

Years Ended December 31, 2002 and 2001 and Cumulative During Development Stage

Cumulative During Development Stage	2002	2001
US$	US$	US$

Income	-	-	-

General and Administrative Expenses	(1,292,411)	(468,870)	(419,830)

Loss from Operations	(1,292,411)	(468,870)	(419,830)

Other Income (Expenses):
Cost of share exchange	(415,013)	-	(415,013)
Other	116	8	13

	(427,965)	8	(415,000)

Loss Before Income Taxes	(1,720,376)	(468,862)	(834,830)

Income Taxes	-	-	-

Net Loss	(1,720,376)	(468,862)	(834,830)

Loss Per Common Share – Basic		.01	.01

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

Years Ended December 31, 2002 and 2001 and Cumulative During Development Stage

Cumulative During Development Stage	2002	2001
US$	US$	US$

Cash Flows from Operating Activities:
Net loss	(1,720,376)	(468,862)	(834,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Cost of share exchange	415,013	-	415,013
Depreciation and amortization	96,456	27,400	25,273
Allowance for bad debts	2,777	-	2,777
Common stock issued in connection
with consulting services	600	600	-
Changes in operating assets and liabilities:
Increase (decrease) in other receivables,
deposits and prepayments	(20,101)	11,826	(6,616)
Increase in other accounts payable and
accrued expenses	193,865	49,197	130,440

Net Cash Used in Operating Activities	(1,031,766)	(379,839)	(267,943)

Cash Flows from Investing Activities:
Acquisition of property, plant
and equipment	(120,749)	-	(2,244)

Cash Flows from Financing Activities:
Advances from related parties	1,714,065	676,098	530,480
Repayment of advances to related parties	(599,573)	(337,412)	(257,657)
Deposits received on issuance of
common stock	43,000	43,000	-
Issuance of common stock	1,282	-	-

Net Cash Provided by Financing Activities	1,158,774	381,686	272,823

Net Increase in Cash and Cash Equivalents	6,259	1,847	2,636

Cash and Cash Equivalents – Beginning	-	4,412	1,776

Cash and Cash Equivalents – Ending	6,259	6,259	4,412

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2002 and 2001 and Cumulative During Development Stage

2002	2001
US$	US$

Supplementary Disclosures of Cash Flow
Information:
Non-cash investing and financing
activities:
Issuance of common stock upon
conversion of preferred stock	-	152,483
Issuance of common stock in
connection with payment of
dividends on preferred stock	-	67,777
Common stock issued in connection
with repayment of loan from
shareholder	-	645,574

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Alpha Spacecom Incorporated (formerly known as Tridon Enterprises Incorporated) and its wholly owned subsidiaries Accuhigh Investments Limited, Tidy Sum Investments Limited and Alpha Spacecom Company Limited (collectively the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

Organization and Business – Pursuant to a resolution of the Board of Directors dated August 20, 2002, Tridon Enterprises Incorporated changed its name to Alpha Spacecom Incorporated and, in connection therewith, increased the number of shares of common stock authorized from 100,000,000 to 2,000,000,000.

The Company has been in the development stage since formation (December 9, 1998) and primarily through the operations of Alpha Spacecom Company Limited, is engaged in the business of developing a KA band communication satellite system that will provide broadband telecommunications services to the People’s Republic of China (the “PRC”) and its neighboring Asia Pacific countries.  Accordingly, the Company’s consolidated financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

The Company has incurred cumulative losses through December 31, 2002 of $1,703,458. The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities for at least the next couple of years while it continues to develop a KA Band Communication Satellite System. The Company’s ability to eliminate operating losses and to generate positive cash flows from operations in the future will depend upon various factors such as: (1) the cost of developing the system, (2) changes in technology, (3) changes in governmental regulations, (4) the level of demand for broadband telecommunications services, (5) the product offering, pricing strategies and other competitive factors of the Company’s competitors and (6) general economic conditions.  If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability which would materially adversely affect its business, operations and financial results as well as its ability to raise capital through either debt or equity offerings.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Alpha Sky Investment Limited (“Alpha Sky”) was incorporated on August 19, 1998 in the British Virgin Islands with authorized share capital of 50,000 shares of common stock and par value of US $1.00 per share.  As of December 31, 2002 and 2001, 1,000 shares of common stock were issued and outstanding.

Accuhigh Investments Limited (“Accuhigh”), a British Virgin Island Company, was incorporated on June 12, 2001. It was incorporated with authorized share capital of 50,000 shares of common stock and par value of US $1.00 per share.  As of December 31, 2002 and 2001, one share of common stock was issued and outstanding.

Tidy Sum Investments Limited, a British Virgin Islands Company (“Tidy”), was incorporated on June 22, 2001 with authorized share capital of 50,000 shares of common stock; par value of US $1.00 per share. As of December 31, 2002 and 2001, one share of common stock was issued and outstanding.

Alpha Spacecom Company Limited (“ASC”, the “operating company”) was incorporated in Hong Kong on December 9, 1998, with authorized share capital of 10,000 shares of common stock with par value of HK $1.00 per share.  As of December 31, 2002 and 2001, two shares of common stock were issued and outstanding.

On July 10, 2001, Accuhigh acquired 100% of the shares of ASC, accounted for under the purchase method without any resultant goodwill.  In connection therewith, 1% of the outstanding common shares of ASC was held by Tidy Sum Investment Limited in trust for Accuhigh.

Cash and Cash Equivalents – Cash and cash equivalents include cash on hand and deposits with banks with an original maturity of three months or less.

Property, Plant and Equipment – Property, plant and equipment are stated at cost.

Depreciation is calculated on a straight-line basis to write-off the cost of each asset over its estimated useful life, usually five years.  Leasehold improvements are amortized over their respective lives or the life of the lease, whichever is shorter.

Translation of Foreign Currencies – ASC’s assets and liabilities are generally translated into U.S. dollars at year end exchange rates, and revenues and expenses are translated at average exchange rates during the year.  Resulting translation adjustments are reflected as a separate component of shareholders’ deficiency.  Foreign currency transaction gains and losses are included in consolidated operations.

Income Taxes – Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Common Share - Basic – Loss per common share – basic (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the years ending December 31, 2002 and 2001, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.  The weighted-average number of common shares outstanding for computing EPS was 98,468,000 for 2002 and 2001, respectively.

Research and Development – Research and Development costs are charged to operations when incurred. The Company did not incur any expense in 2002 or 2001.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications – Certain amounts in the 2001 consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the 2002 consolidated financial statements.

Comprehensive Income – The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, at inception.  SFAS No. 130 establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements.  SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investment by owners and distributions to owners.  Among other disclosures SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in financial statements that is presented with the same prominence as other financial statements.  The Company currently does not have any comprehensive income.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company expects that in the future substantially all of its revenues will be denominated in Renminbi (“RMB”).  A portion of such revenues will need to be converted into other currencies to meet foreign currency obligations such as the payment of any dividends declared.  Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require PRC government approval.  No assurance can be given that the operating subsidiaries within the Company will continue to be able to convert sufficient amounts of foreign currencies in the PRC’s foreign exchange markets in the future for payment of dividends.

Recently Issued Accounting Pronouncements – In January 2003, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 46, “Consolidation of Variable Interest Entities” ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for VIE's created prior to February 1, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others”. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company is currently evaluating the recognition provisions of FIN 45, but does not expect that the adoption of FIN 45 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is prohibited after that date.  SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement.  SFAS No. 142 was required to be applied by the Company on January 1, 2002.  The Company determined that adoption of these pronouncements did not have an impact on the Company’s financial position or results of operations.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement was effective for the Company on January 1, 2002.  The Company determined that adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued Statement No. 145 “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4).  Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor).  SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on the Company’s consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144.  SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company is currently reviewing SFAS 146 and intends to implement it no later than January 1, 2003.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In October 2002, the FASB issued Statement No. 147 “Acquisitions of Certain Financial Institutions – an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (SFAS 147).  SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used.  SFAS 147 is effective October 1, 2002.  The adoption of the applicable provisions of SFAS 147 did not have an effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (SFAS 148).  SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.  SFAS 148 is effective for fiscal years beginning after December 15, 2003.  The Company is currently reviewing SFAS 148.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years and, additionally, the Company has used substantial amounts of working capital in its operations.  Further, at December 31, 2002, current liabilities exceed current assets by $1,625,748, and total liabilities exceed total assets by $1,594,954.

NOTE 2 – GOING CONCERN (Continued)

In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet as of December 31, 2002, is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements and the success of its future operations.

Management believes that it has the ability to improve its cash position through financing activities, including possible private or public offerings of stock.  However, the uncertainty of a sustained financing and cash management program and continued losses from operations raise substantial doubt about the ability of the Company to continue as a going concern.

NOTE 3 – SHARE EXCHANGE

Alpha Sky entered into a Share Exchange Agreement dated December 10, 2001 to effectuate an exchange of shares with Alpha Spacecom Incorporated (“Alpha”) (formerly known as Tridon Enterprises Incorporated (“Tridon”)) (the “Registrant”). Pursuant to the terms of the share exchange agreement, Alpha acquired from Alpha Sky all of its equity interest in Accuhigh Investments Limited and Tidy Sum Investments Limited in exchange for 10,000,000 shares of convertible preferred stock convertible into 900,000,000 shares of common stock of Alpha. The transaction resulted in Alpha Sky obtaining a majority voting interest in Alpha and Alpha Spacecom was treated as the acquired entity.  For accounting purposes, the transaction has been treated as an acquisition and re-capitalization of Alpha Spacecom with Alpha assuming approximately US $415,000 of liabilities in excess of net assets acquired which are presented as cost of share exchange in the accompany consolidated statement of operations.  The historical financial statements prior to December 10, 2001 are those of Alpha Sky.

In connection with the share exchange, Xuedong Hu, Fung Sien and Wai Man Yu, officers of Alpha Sky, were appointed as members of the board of directors.  Brian Brick resigned from the position of chief executive officer of Tridon.  The directors then elected Xuedong Hu as the chairman of the board and executive officer and appointed Mr. Brick as the chief operating officer of the Company.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, consist of the following:

2002	2001
US$	US$

At Cost:
Leasehold improvements	79,692	79,692
Computer equipment	22,031	22,031
Office equipment	16,305	16,305
Furniture and fixtures	2,721	20,714

	120,749	138,742
Less accumulated depreciation
and amortization	93,205	83,798

	27,544	54,944

Depreciation expense as of December 31, 2002 and 2001 was $27,400 and $25,273, respectively.

NOTE 5 – INCOME TAXES

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Under the current laws of the British Virgin Islands (the “BVI”), dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

Companies doing business and deriving income in Hong Kong are subject to Hong Kong profits tax at 16%.  In the future, the Company’s subsidiary, ASC, may be subject to income taxes arising from operations.  The applicable income tax rate in the PRC is 33% (30% income tax and 3% local income tax).

No income taxes have been provided for ASC as it has incurred losses since the date of inception.

NOTE 6 – RELATED PARTY TRANSACTIONS

The balances with related parties as of December 31, are as follows:

2002	2001
US$	US$

Advances from related parties:
Directors	997,596	658,910
Shareholder of Alpha	119,673	119,673
Vertex Marketing	39,400	39,400

	1,156,669	817,983

Advances from a shareholder of Alpha	176,729	176,729

All balances with related parties are unsecured, interest free and payable on demand, except for advances from a shareholder of Alpha which are unsecured and bear interest at 9.5% per annum.

NOTE 7 – LEASE COMMITMENTS

The Company leases land and buildings under various non-cancelable contracts through 2003.

Future minimum lease payments are as follows:

US $

2003	$ 3,333

Rental expenses for each of the years ended December 31, 2002 and 2001 were US $94,265 and US $95,456, respectively.