Form 10KSB/A
period 2002-12-31
ALPHA SPACECOM INC
filed 2003-06-11
CIK 763245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

0-13628

(Commission file number)

ALPHA SPACECOM, INC.

Exact name of small business issuer as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	13-3183646 (I.R.S. Employer Identification No.)

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
FORM 10-KSB/A
INDEX

PART II

Item 6.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Item 7.

FINANCIAL STATEMENTS

SIGNATURES

CERTIFICATIONS

FINANCIAL STATEMENTS

PART II

Set forth below is a revised Management’s Discussion and Analysis of Plan of Operations which replaces in its entirety the Management’s Discussion and Analysis of Plan of Operations  contained in the filing made May 5, 2003.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-KSB/A.  Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”) and involve risks and uncertainties.  Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors.  All forward-looking statements contained in this Form 10-KSB/A are qualified in their entity by this statement.

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

Net Loss.  Net operating loss increased to $468,870 for the fiscal year ended December 31, 2002 compared to $419,830 for the fiscal year ended December 31, 2001 due to general administrative expenses, expenses related to being a public company and research and development expenses related to the build out of the Alphacom System.

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

5.

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001

6.

Notes to Consolidated Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA SPACECOM, INC.
Date June 4, 2003	By: /s/ Xuedong Hu
Name: Xuedong Hu Title: Chief Executive Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date June 4, 2003	By: /s/ Brian Brick
Name: Brian Brick Title: Director, Chief Operating Officer

Date June 4, 2003	By: /s/ Fung Sien
Name: Fung Sien Title: Director

Date June 4, 2003	By: /s/ Wai Man Yu
Name: Wai Man Yu Title: Director

CERTIFICATIONS

I, Xuedong Hu, certify that:

I have reviewed this annual report on Form 10-KSB/A of Alpha Spacecom, Inc.;

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

June 4, 2003	/s/ Xuedong Hu Name: Xuedong Hu Title: Chief Executive Officer

CERTIFICATIONS

I, Terence Sien, certify that:

1.

I have reviewed this annual report on Form 10-KSB/A of Alpha Spacecom, Inc.;

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

June 4, 2003	/s/ Terence Sien Name: Terence Sien Title: Chief Financial Officer

FINANCIAL STATEMENTS

ALPHA SPACECOM, INC. AND SUBSIDIARIES

DECEMBER 31, 2002

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2002

Consolidated Statements of Operations for the years ended December 31, 2002 and December 31, 2001

Consolidated Statements of Changes in Stockholders' Deficiency through December 31, 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2002 and December 31, 2001

Notes to Consolidated Financial Statements

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

/s/ Spear, Safer, Harmon & Co.

Spear, Safer, Harmon & Co.

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
9,833,331and 10,011,000 issued and outstanding
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

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

Years Ended December 31, 2002 and 2001 and Cumulative During Development Stage

Cumulative During Development Stage	2002	2001
US$	US$	US$

Income	-	-	-

General and Administrative Expenses	(1,305,479)	(468,870)	(419,830)

Loss from Operations	(1,305,479)	(468,870)	(419,830)

Other Income (Expenses):
Cost of share exchange	(415,013)	-	(415,013)
Other	116	8	13

	(414,897)	8	(415,000)

Loss Before Income Taxes	(1,720,376)	(468,862)	(834,830)

Income Taxes	-	-	-

Net Loss	(1,720,376)	(468,862)	(834,830)

Loss Per Common Share – Basic		.01	.01

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Shareholders’ Deficiency

Years Ended December 31, 2002 and 2001

	Common Stock		Preferred Stock	Additional Paid-In Capital		Accumulated Deficit		Total
	Alpha	Tridon	Tridon	Alpha	Tridon	Alpha	Tridon	Accumulated Deficit
	US $	US $	US $	US $	US $	US $	US $	US $
Balance at December 31, 2000	1,000	79,795	53	282	12,319,816	(416,684)	(13,269,287)	(13,685,971)

Issuance of common stock in connection with:
Conversion of preferred stock	-	700	(17)	-	151,800	-	-	-
Payment of dividends on
preferred stock	-	3,943	-	-	63,834	-	-	-
Repayment of loan from
Shareholder	-	14,030	-	-	631,544	-	-	-
Effect of share exchange	(1,000)	-	10,000	(282)	(13,166,994)	-	13,573,289	13,573,289
Net loss – pre share exchange	-	-	-	-	-	-	(304,002)	(304,002)

Net loss during the year	-	-	-	-	-	(834,830)	-	(834,830)

Balance at December 31, 2001	-	98,468	10,036	-	-	(1,251,514)	-	(1,251,514)

Issuance of common stock
in connection with:
Conversion of preferred stock	-	51	(2)	-	-	(49)	-	(49)
Consulting services	-	600	-	-	-	-	-	-
Retirement of preferred stock,
at par value	-	-	(178)	-	-	178	-	178

Net loss during the year	-	-	-	-	-	(468,862)	-	(468,862)

Balance at December 31, 2002	-	99,119	9,856	-	-	(1,720,247)	-	(1,720,247)

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

Supplementary Disclosures of Cash Flow
Information:
Non-cash investing and financing
activities:
Issuance of common stock upon
conversion of preferred stock	-	152,483
Issuance of common stock in
connection with payment of
dividends on preferred stock	-	67,777
Common stock issued in connection
with repayment of loan from
Shareholder	-	645,574

Common stock issued in connection
with redemption of preferred stock	51	-

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

The Company has incurred cumulative losses through December 31, 2002 of $1,720,376. The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities for at least the next couple of years while it continues to develop a KA Band Communication Satellite System. The Company’s ability to eliminate operating losses and to generate positive cash flows from operations in the future will depend upon various factors such as: (1) the cost of developing the system, (2) changes in technology, (3) changes in governmental regulations, (4) the level of demand for broadband telecommunications services, (5) the product offering, pricing strategies and other competitive factors of the Company’s competitors and (6) general economic conditions.  If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability which would materially adversely affect its business, operations and financial results as well as its ability to raise capital through either debt or equity offerings.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Common Share - Basic – Loss per common share – basic (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the years ending December 31, 2002 and 2001, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.  The weighted-average number of common shares outstanding for computing EPS was approximately 99,000,000 and 98,000,000, respectively.

Research and Development – Research and Development costs are charged to operations when incurred.  The amounts charged to expense were $300,000 in 2002 (none for 2001).

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years and, additionally, the Company has used substantial amounts of working capital in its operations.  Further, at December 31, 2002, current liabilities exceed current assets by $1,638,816, and total liabilities exceed total assets by $1,611,272.

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