Form 10QSB
period 2003-03-31
ALPHA SPACECOM INC
filed 2003-06-18
CIK 763245

U.S. SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(   )

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:        March 31, 2003

Commission File Number:          0-13628

ALPHA SPACECOM, INC.

Exact name of small business issuer as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	13-3183646 (I.R.S. Employer Identification No.)

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

Yes X	No

The number of shares of Common Stock, par value $0.001 per share, outstanding as of March 31, 2003 is 105,219,116

Transitional Small Business Disclosure Format (check one):

Yes	No X

ALPHA SPACECOM, INC.

INDEX TO FORM 10-QSB

March 31, 2003

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements required by this Item 1 are set forth at the end of the document.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing therewith. Certain statements contained herein that are not related to historical results, including but not limited to, statements regarding our business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act") and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-QSB are qualified in their entity by this statement.

Overview

On December 10, 2001, pursuant to a Share Exchange Agreement, we acquired from Alpha Sky Investment Limited (“ASI”) all its equity interests in both Accuhigh Investments Limited, a British Virgin Islands company, and Tidy Sum Investments Limited, a British Virgin Islands company, in exchange for 10,000,000 shares of our convertible preferred stock which shares of convertible preferred stock were have been converted into 900,000,000 shares of our common stock.

Since the Acquisition, we have been engaged in the business of developing a Ka and communication satellite system that will provide broadband telecommunications services to China.  For accounting purposes, the Acquisition was treated as a recapitalization of ASI with ASI as the acquirer.  As such, the financial statements contained herein are those of ASI.

Plan of Operations

We have been negotiating with the Chinese broadcasting authorities for the development of our Satellite-Pay-Per-View (“SPPV”) transmission business in China for the past two years.  We were close to finalizing the terms of an agreement with the Chinese broadcasting authorities when China joined the WTO in November 2001.  Subsequent to China’s membership in the WTO, there were significant changes within many of the Chinese governmental agencies, including the broadcasting authority.  As a result of the changes in the broadcasting authority, we had to resubmit our business plan and proposal to the newly organized broadcasting authority.   As a result, there is a delay in the implementation of our business plan.

Since April 2002, we have been in active negotiation with the newly reorganized Chinese broadcasting authority and management believes that it is close to finalizing the terms of an agreement to begin construction of the SPPV network.  Management believes that they are close to reaching a final agreement with the Chinese broadcasting authorities, however, the outbreak of the deadly virus, SARS, in March 2003, has resulted in further delay in the signing of the final agreement.  Management is confident that once the SARS issue is managed, the final agreement will be reached with the Chinese broadcasting authority.

The SPPV network will be the first nationwide satellite pay-per-view system in China.  The overall project will be completed in two phases.  Phase one of the project will consist of a digital storage facility for the content that will be available over the SPPV network.  These digitized programs will initially be transmitted to approximately ten million cable TV subscribers in ten to twelve developed cities, including Beijing and Shanghai.  Phase two of the project will be the roll out of the SPPV network to all cities of China from which management believes there are approximately ninety million cable TV subscribers.

The earnings for the quarter ended March 31, 2003 were negative as a result of management’s strategy to invest in research and development for the start-up costs associated with the structural design of the Company’s communication satellite system.  The goal of these expenditures was to begin the development and structural design of a SPPV platform and for the development and construction of the Alphacom System.

Results of Operations For the Quarter Ended March 31, 2003 Compared to March 31, 2002

Revenues. We are in our development stage and we have not generated any revenues since its development.

Net Loss.   Net operating loss decreased to $175,714 for the quarter ended March 31, 2003 compared to $231,500 for the quarter year ended March 31, 2002 due to the management’s imposition of tight control on general administrative expenses, expenses related to being a public company and research and development expenses related to the structural design of the Alphacom System.

Financial Condition, Liquidity, Capital Resources

Net cash used in operations during the quarter year ended 2003 was $155,500, which was a $120,752 increase or 348% from the quarter ended 2002.  The increase is due to an increase in project development expenses, much of which is related to the resubmission of our proposal to the newly reorganized Chinese broadcasting authority after China’s entrance into the WTO.  Net cash received from financing activities was $155,500, which was $123,147 more than that received during the same period in 2002.

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

♦

We are considering to allow our employees to telecommute to reduce cost.

♦

We will continue to seek investment capital through the issue of both debt and equity securities in private placement to qualified investors.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

Effective April 1, 2003, Raymond Yu resigned from his position as a director of the company and Mr. Jian Want was elected to fill the vacancy left on the Board of Directors.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

99.1 Certification

(b)

Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 16, 2003

ALPHASPACECOM, INC.

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

June 16, 2003	/s/ Xuedong Hu Name: Xuedong Hu Title: Chief Executive Officer

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

June 16, 2003	/s/ Terence Sien Name: Terence Sien Title: Chief Financial Officer

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

A S S E T S	March 31, 2003	December 31, 2002

US$	US$

Current Assets:
Cash and cash equivalents	6,259	6,259
Other receivables, deposits and prepayments	26,281	33,169

Total Current Assets	32,540	39,428

Property, plant and equipment, net	21,506	27,544

	54,046	66,972

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Other accounts payable and accrued expenses	309,135	301,846
Deposits received on subscription to stock	43,000	43,000
Advances from related parties	1,312,168	1,156,669
Advances from shareholder	176,729	176,729

Total Current Liabilities	1,841,032	1,678,244

Shareholders’ Deficiency: Preferred stock:
Series A 7% cumulative convertible, US$ 0.001 par value; 23,000 shares issued and outstanding
as of March 31, 2003 and December 31, 2002	23	23
Series B convertible, US$ 0.001 par value; 9,765,553 and 9,833,331 shares, issued and outstanding as of March 31, 2003
and December 31, 2002, respectively	9,765	9,833
Common stock:
US$ 0.001 par value; 2,000,000,000 shares authorized; 105,219,000 and 99,119,000 shares issued and outstanding as of March 31, 2003
and December 31, 2002, respectively	105,219	99,119
Accumulated deficit (including deficit accumulated
during the development stage of $1,896,090)	(1,901,993)	(1,720,247)

Total Shareholders’ Deficiency	(1,786,986)	(1,611,272)

	54,046	66,972

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three Months Ended March 31, 2003 and 2002

Cumulative During Development Stage	2003	2002

US$	US$	US$

Income	-	-	-

General and Administrative Expenses	(1,481,193)	(175,714)	(231,505)

Loss from Operations	(1,481,193)	(175,714)	(231,505)

Other income
Cost of share exchange	(415,013)	-	-

Other	116	-	5

Loss Before Income Taxes	(1,896,090)	(175,714)	(231,500)

Income Taxes	-	-	-

Net Loss	(1,896,090)	(175,714)	(231,500)

Loss Per Common Share – Basic		.01	.01

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Shareholders’ Deficiency

(Unaudited)

For the Period from December 31, 2000 to March 31, 2003

Common Stock		Preferred Stock	Additional Paid-In Capital		Accumulated Deficit		Total
Alpha	Tridon	Tridon	Alpha	Tridon	Alpha	Tridon	Accumulated Deficit
US $	US $	US $	US $	US $	US $	US $	US $

Balance at December 31, 2000	1,000	79,795	53	282	12,319,816	(416,684)	(13,269,287)	(13,685,971)

Issuance of common stock in connection with:
Conversion of preferred stock	-	700	(17)	-	151,800	-	-	-
Payment of dividends on
preferred stock	-	3,943	-	-	63,834	-	-	-
Repayment of loan from
shareholder	-	14,030	-	-	631,544	-	-	-
Effect of share exchange	(1,000)	-	10,000	(282)	(13,166,994)	-	13,573,289	13,573,289
Net loss – pre share exchange	-	-	-	-	-	-	(304,002)	(304,002)

Net loss during the year	-	-	-	-	-	(834,830)	-	(834,830)

Balance at December 31, 2001	-	98,468	10,036	-	-	(1,251,514)	-	(1,251,514)

Issuance of common stock
in connection with:
Conversion of preferred stock	-	51	(2)	-	-	(49)	-	(49)
Consulting services	-	600	-	-	-	-	-	-
Retirement of preferred stock,
at par value	-	-	(178)	-	-	178	-	178

Net loss during the year	-	-	-	-	-	(468,862)	-	(468,862)

Balance at December 31, 2002	-	99,119	9,856	-	-	(1,720,247)	-	(1,720,247)

Issuance of common stock in connection with:
Conversion of preferred stock	-	6,100	(68)	-	-	(6,032)	-	(6,032)

Net loss during the period	-	-	-	-	-	(175,714)	-	(175,714)

Balance at March 31, 2003	-	105,219	9,788	-	-	(1,901,993)	-	(1,901,993)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

Three Months Ended March 31, 2003 and 2002

	2003	2002
Cumulative During Development Stage	US$	US$

Cash Flows from Operating Activities:
Net loss	(1,896,090)	(175,714)	(231,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of share exchange	415,013	-	-
Depreciation and amortization	102,493	6,037	6,037
Allowance for bad debts	2,777	-	-
Common stock issued in connection
with consulting services	600	-	-
Changes in operating assets and liabilities:
Increase in other receivables,
deposits and prepayments	(13,213)	6,888	-
Increase in other payables and
accrued expenses	201,155	7,289	190,715

Net Cash Used in Operating Activities	(1,187,265)	(155,500)	(34,748)

Cash Flows from Investing Activities:
Acquisition of plant and equipment	(120,749)	-	-

Cash Flows from Financing Activities:
Advances from related parties	1,869,564	155,500	8,712
Repayment of advances to related parties	(599,573)	-	(9,359)
Deposits received on issuance of
common stock	43,000	-	33,000
Issuance of common stock	1,282	-	-

Net Cash Provided by Financing Activities	1,314,273	155,500	32,353

Net Increase (Decrease) in Cash
and Cash Equivalents	6,259	-	(2,395)

Cash and Cash Equivalents – Beginning	-	6,259	4,412

Cash and Cash Equivalents – Ending	6,259	6,259	2,017

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows, continued

(Unaudited)

Three Months Ended March 31, 2003 and 2002

	2003	2002
	US$	US$
Supplementary Disclosure of Cash Flow
Information:
Non-cash investing and financing
activities:

Common stock issued in connection
with redemption of preferred stock	6,100	-

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Three Months Ended March 31, 2003 and 2002

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Alpha Spacecom, Inc. (formerly known as Tridon Enterprises, Inc.) and its wholly-owned subsidiaries, Accuhigh Investments Limited, Tidy Sum Investments Limited and Alpha Spacecom Company Limited (collectively the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2002 of Alpha Spacecom, Inc. and Subsidiaries, as filed with the Securities and Exchange Commission.  The summary December 31, 2002 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

The Company has been in the development stage since formation (December 9, 1998) and primarily through the operations of Alpha Spacecom Company Limited, is engaged in the business of developing a KA band communication satellite system that will provide broadband telecommunications services to the People’s Republic of China (the “PRC”) and its neighboring Asia Pacific countries.  Accordingly, the Company’s consolidated financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development State Enterprises.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2 – ORGANIZATION AND BUSINESS (Continued)

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

Alpha Sky Investment Limited (“Alpha Sky”) was incorporated on August 19, 1998 in the British Virgin Islands.  It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of $1.00 per share.  As of March 31, 2003 and December 31, 2002, 1,000 shares of common stock were issued and outstanding.

Accuhigh Investments Limited (“Accuhigh”), a British Virgin Islands Company, was incorporated on June 12, 2001. It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of $1.00 per share.  As of March 31, 2003 and December 31, 2002, one share of common stock was issued and outstanding.

Tidy Sum Investments Limited, a British Virgin Islands Company (“Tidy”), was incorporated on June 22, 2001 with authorized share capital of 50,000 shares of common stock; par value of $1.00 per share. As of March 31, 2003 and December 31, 2002, one share of common stock was issued and outstanding.

Alpha Spacecom Company Limited (“ASC”, the “operating company”) was incorporated in Hong Kong on December 9, 1998, with authorized share capital of 10,000 shares of common stock with a par value of HK $1.00 per share.  As of March 31, 2003 and December 31, 2002, one share of common stock was issued and outstanding.

On July 10, 2001, Accuhigh acquired 100% of the shares of ASC accounted for under the purchase method without any resultant goodwill; 1% of the then outstanding common shares were held by Tidy Sum Investment Limited in trust for the Company.

Alpha Sky Investment Limited (“Alpha Sky”) entered into a Share Exchange Agreement dated December 10, 2001 to effectuate an exchange of shares with Alpha Spacecom, Inc. (“Alpha”) (the “Registrant”). Pursuant to the terms of the share exchange agreement, Alpha acquired from Alpha Sky all of its equity interest in Accuhigh Investments Limited and Tidy Sum Investments Limited in exchange for 10,000,000 shares of convertible preferred stock convertible into 900,000,000 shares of common stock of Alpha. The transaction resulted in Alpha Sky obtaining a majority voting interest in Alpha and Alpha was treated as the acquired entity.  For accounting purposes, the acquisition has been treated as an acquisition of Alpha.  The historical financial statements prior to December 10, 2001 are those of Alpha.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2 – ORGANIZATION AND BUSINESS (Continued)

In connection with the share exchange, Xuedong Hu, Fung Sien and Wai Man Yu, officers of Alpha Sky, were appointed as members of the board of directors.  Brain Brick resigned from the position of chief executive officer of Alpha.  The directors then elected Xuedong Hu as the chairman of the board and executive officer and appointed Mr. Brick as the chief operating officer of the Company.

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

NOTE 3 – TRANSLATION OF FOREIGN CURRENCIES

ASC’s Assets and Liabilities are generally translated into U.S. Dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year.  Resulting translation adjustments are reflected as a separate component of shareholders’ equity.  Foreign currency transaction gains and losses are included in consolidated operations.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 4 – LOSS PER COMMON SHARE – BASIC

Loss per common share – basic (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  As of March 31, 2003 and 2002, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.  The weighted-average number of common shares outstanding for computing EPS was approximately 105,200,000 and 98,500,000 as of March 31, 2003 and 2002, respectively.

NOTE 5 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years and, additionally, the Company has used substantial amounts of working capital in its operations.  Further, at March 31, 2003, current liabilities exceed current assets by $1,808,492, and total liabilities exceed total assets by $1,786,986.

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