Form 10QSB
period 2003-06-30
ALPHA SPACECOM INC
filed 2003-09-24
CIK 763245

U.S. SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(   )

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:        June 30, 2003

Commission File Number:          0-13628

ALPHA SPACECOM, INC.

 (Exact name of Registrant as specified in its charter)

COLORADO (State or other jurisdiction of incorporation or organization)	13-3183646 (I.R.S. Employer Identification No.)

Room 1305, 13/F Progress Commercial

Building, 7-17 Irving Street, Causeway Bay,

Hong Kong

(Address of principal executive offices) (Zip Code)

(852) 2972-2772

(Issuer's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to filing requirements for the past 90 days.

Yes X	No

The number of shares of Common Stock, par value $0.001 per share, outstanding as of June 30, 2003 is 105,219,000.

Transitional Small Business Disclosure Format (check one):

Yes	No X

ALPHA SPACECOM, INC.

INDEX TO FORM 10-QSB

June 30, 2003

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

Plan of Operations

On July 29, 2003, the China Film Group Corporation (“CFG”), the largest film company in China signed a Cooperation Agreement (the “Cooperation Agreement”) with Alpha Spacecom Company Limited (“Alpha”). Under the Cooperation Agreement, Alpha will form a Joint Venture (“JV”) with CFG that will

a.

Reconstruct and upgrade movie theaters to digital projection format, and

b.

Implement a home pay-per-view system in cooperation with cable television operators.

Both digital cinemas and pay-per-view services will receive digitized content via satellite transmission.

CFG is an operating state-owned company under the sponsorship of the China State Economic and Trade Commission and the State Administration of Radio, Film, and Television (“SARFT”) with the authorization from the China State Council.  CFG is the market leader in the China media business: film and TV drama creation and production, foreign film imports, domestic and foreign film distribution, joint film production with foreign entities, film advertisement, film development and copy production.  A vertically integrated media company, CFG has high quality film creation and production personnel as well as state-of-the-art filmmaking facilities.

The Demand Side

China’s rapid transformation into a market economy and continuing GDP growth rate of 7.5-8% have set on course the creation of the largest national consumer market in the world.  The basic needs of food, clothing and shelter having been met, the demand for high-quality entertainment, media as well as cultural products and services is steadily escalating. The 300 million movie viewers of China still await the availability of a larger range of attractive offerings at the 100,000 cinemas China-wide.

China has gradually liberalized regulations which had limited the production of media content that could effectively compile against imported media content; China has increased the volume of imported content, including the number of foreign films to 25 per year, in accordance with WTO requirements.  At the same time, China has sought effective measures against piracy, which has deterred the creation, distribution, and transfer of media content in China.  In this context, the Alpha-CFG joint venture for digital cinema and Satellite Pay-Per-View (“SPPV”) can help serve as a catalyst for change that will transform China’s entertainment broadcasting and distribution: state-of-the-art anti-piracy technology and a management system that is conductive to protection for intellectual property.

The Supply Side

The supply side of entertainment media shows an oligopoly structure as in other media markets in the world.  Controlled by the Chinese government and regulated by SARFT, a few large state-owned companies dominate media content production and broadcasting.  Among these, CFG is by far the largest vertically integrated filmmaker, distributor and retailer in China.  Provincial and municipal operators make up the second and third tiers in China media industries.  CFG’s repertoire of entertainment content exceeds the perhaps better internationally known CCTV Group (China Central Television Group).  CFG’s asset includes the followings:

•  10,000+ hours of film content (domestic and imports films).

•  Dominant position as importer and distributors of foreign and domestic films.

•  Retail cinema operation which comprises some 100,000+ cinemas China-wide.

The entertainment and broadcasting business in China, considered one of the strategic industries, requires foreign investors to conduct business with qualified China-based partners.  Where broadcasting is the core business, including digital cinemas, present regulations limit foreign ownership in any joint venture to 49% or less.  Obtaining a license for broadcasting has been difficult even for major multinationals such as CNN, Reuters, and the News Corp.  The opportunity to partner with CFG in a joint venture therefore represents an exceptional way to enter the broadcasting business in China.  The joint venture with CFG possesses the competitive advantages:

•  Early mover advantage: the JV will receive the first license of digital cinema granted in China.

•

Exclusive partnership with CFG provides assured access to the largest and most attractive content entertainment bank in China.

•

CFG’s close ties with government assure best compliance with government regulations and also assure a position in the emerging oligopoly that will dominate the fast changing media industry in China.

Equity Structure

The JV will be owned 51% by CFG and 49% by Alpha.

Capital Injection

CFG will be required to contribute a total value of RMB200 million as the capital (RMB140 million in the form of cash, 35 sets of installed digital projection equipments, and digital film management system).

Alpha will be required to contribute USD30 million ( about RMB250 million) in the form of cash.  The contribution must be completed by July 28, 2004.

Life of the JV

The Agreement will remain valid for thirty (30) years from the date of the formation of the JV.

In addition, CFG commits to an exclusive cooperation with Alpha in digital film and satellite transmission services within the validity of the Agreement.

Business Objective

In the first phase, the JV is aimed at converting major cinemas with traditional projection to a digital projection mode.  Digitization will reduce the cost of operations, increase box office receipts by improving the audio and visual effects for attracting higher attendance rates and charging higher ticket prices, and address the piracy issues.  China has more than 100,000 cinemas nationwide.  More than 5,000 are classified as “3-stars” or above.  The JV will first digitize 165 from the pool of 5,000 cinemas in the major cities in China.  By mid 2003, CFG has already modernized 35 cinemas in China, though full digital broadcasting via satellite awaits operation of the JV, based on the expertise from Alpha.

JV’s Business License and Rights

The JV will have the following rights and licenses:

(a)

The exclusive right for transmitting digitized movies distributed by CFG.

(b)

The first license, in all China, for transmitting media programs through satellite grant by SARFT.

(c)

The right to operate commercial advertisement at the beginning and break time of the digitized movies.

(d)

The right to instruct the cinemas on the ticket price for all digitized movies.

(e)

The right to operate value-added programs such as live performances and special events at the digital cinemas.

(f)

The right to select cinemas for digitization.

The Board of Directors

The Board will be chaired by the Chairman of CFG and will consist of six (6) Directors, three from CFG and three from Alpha.

Results of Operations For the Quarter Ended June 30, 2003 Compared to June 30, 2002

Revenues. We are in our development stage and we have not generated any revenues since we began our operations.

Net Loss.  Net operating loss decreased to $61,755 for the quarter ended June 30, 2003 compared to $273,615 for the quarter year ended June 30, 2002.  The net operating loss for the six months ended June 30, 2003 was $237,469 compared to $505,115 for the 6 months ended June 30, 2002 in each case due to the management’s imposition of tight control on general administrative expenses, expenses related to being a public company and research and development expenses related to the Alpha/CFG agreement.

Financial Condition, Liquidity, Capital Resources

Net cash used in operations during the quarter year ended 2003 was $200,839, which was a $58,605 increase or 41% from the quarter ended 2002.  The increase is due to an increase in project development expenses related to the Alpha/CFG agreement.  Net cash received from financing activities was $200,839, which was $61,341 more than that received during the same period in 2002.

We will continue to rely upon external financing sources to meet the cash requirements of our ongoing operations.  Management is currently seeking to raise additional funding in the form of equity or debt, or a combination thereof including to fund the capital contribution requirements for the Joint Venture.  However, there is no guarantee that we will raise sufficient capital to execute our business plan and/or meet our obligations to fund the Joint Venture.  To the extent that we are unable to raise sufficient capital, our business plan will require substantial modification and our operations will be curtailed.  Additionally, we may be in breach of our obligations under the Cooperation Agreement.

Our auditors have issued their report, which contains an explanatory paragraph as to our ability to continue as a going concern. We are currently addressing our liquidity requirements by the following actions:

•

We are considering a smaller facility in Beijing.  We currently lease a 3,300 square foot space and we may be able to conduct our operations in a smaller facility.

•

We will continue to accept advances from management.

•

We are considering allowing our employees to tele-commute to reduce cost.

•

We will continue seeking investment capital through the issuance of both debt and equity securities in private placement to qualified investors.

•

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

In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary. There was no material impact on the Company’s financial statements as a result of adopting SFAS No. 145.

In June 2002, FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted this standard by the required December 2002 deadline. The financial statements were not impacted by the adoption of this Statement.

In November, 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires a guarantor to include disclosure of certain guarantees that it has issued and if applicable, at inception of the guarantee, to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee. The recognition and measurement requirements of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company’s financial statements.

In December, 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As required under SFAS No. 148, the Company adopted these disclosure requirements in fiscal 2003.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits:

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 24, 2003

ALPHASPACECOM, INC.

By: /s/ Terence Sien

Name:   Terence Sien

Title:     Chief Financial Officer

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

A S S E T S	June 30, 2003	December 31, 2002

US$	US$

Current Assets:
Cash and cash equivalents	5,958	6,259
Other receivables, deposits and prepayments	26,281	33,169

Total Current Assets	32,239	39,428

Property, plant and equipment, net	15,469	27,544

	47,708	66,972
LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Other accounts payable and accrued expenses	323,432	301,846
Deposit received on issue of stock	43,000	43,000
Advances from related parties	1,360,072	1,156,669
Advances from shareholder	176,729	176,729

Total Current Liabilities	1,903,233	1,678,244

Shareholders’ Deficiency: Preferred stock:
Series A 7% cumulative convertible, par value $0.001; 23,000 shares issued and outstanding as of June 30, 2003	23	23
Series B convertible, par value $0.001; 9,765,553 and 9,833,331 shares, issued and outstanding as of June 30, 2003 and December 31, 2002 respectively	9,765	9,833
Common stock:
$0.001 par value; 2,000,000,000 shares authorized;
105,219,000 and 99,119,000 shares issued
and outstanding as of June 30, 2003 and December 31, 2002 respectively	105,219	99,119
Accumulated deficit (including deficit accumulated during the development stage of $1,964,629)	(1,970,532)	(1,720,247)

Total Shareholders’ Deficiency	(1,855,525)	(1,611,272)
	47,708	66,972

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Six Months Ended June 30, 2003 and 2002

		Three months ended June 30		Six months ended June 30
	Cumulative During Development Stage	2003	2002	2003	2002
	US$	US$	US$	US$	US$

Income	-	-	-	-	-

General and administrative expenses	(1,549,732)	(68,539)	(273,615)	(244,253)	(505,119)

Loss from operation	(1,549,732)	(68,539)	(273,615)	(244,253)	(505,119)

Other income
Cost of share exchange	(415,013)	-	-	-	-

Other	116	-	-	-	4

Loss Before Income Taxes	(1,964,629)	(68,539)	(273,615)	(244,253)	(505,115)

Income Taxes	-	-	-	-	-

Net Loss	(1,964,629)	(68,539)	(273,615)	(244,253)	(505,115)

Loss Per Common Share - Basic		0.001*	0.003	0.002	0.005

* - Below $0.001 per share

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Shareholders’ Deficiency

(Unaudited)

For the Period from December 31, 2000 to June 30, 2003

Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Total

Alpha	Tridon	Tridon	Alpha	Tridon	Alpha	Tridon	Accumulated Deficit
US $	US $	US $	US $	US $	US $	US $	US $

Balance at December 31, 2000	1,000	79,795	53	282	12,319,816	(416,684)	(13,269,287)	(13,685,971)

Issuance of common stock in connection with:
Conversion of preferred stock	-	700	(17)	-	151,800	-	-	-
Payment of dividends on
preferred stock	-	3,943	-	-	63,834	-	-	-
Repayment of loan from
shareholder	-	14,030	-	-	631,544	-	-	-
Effect of share exchange	(1,000)	-	10,000	(282)	(13,166,994)	-	13,573,289	13,573,289
Net loss – pre share exchange	-	-	-	-	-	-	(304,002)	(304,002)
Net loss during the year	-	.-	.-	-	.-	.(834,830)	-	(834,830)

Balance at December 31, 2001	-	98,468	10,036	-	-	(1,251,514)	-	(1,251,514)

Issuance of common stock
in connection with:
Conversion of preferred stock	-	51	(2)	-	-	(49)	-	(49)
Consulting services	-	600	-	-	-	-	-	-
Retirement of preferred stock,
at par value	-	-	(178)	-	-	178	-	178
Net loss during the year	-	.-	.-	.-	-	(468,862)	.-	(468,862)

Balance at December 31, 2002	-	99,119	9,856	-	-	(1,720,247)	-	(1,720,247)

Issuance of common stock in connection with:
Conversion of preferred stock	-	6,100	(68)	-	-	(6,032)	-	(6,032)
Consulting services	-	881	-	-	-	-	-	-
Net loss during the period	-	-	-	-	-	(237,469)	-	(237,469)

Balance at June 30, 2003	-	106,100	9,788	-	-	(1,963,748)	-	(1,963,748)
	=========	=========	=========	=========	============	===========	============	=============

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30, 2003 and 2002

2003	2002

Cumulative During Development Stage	US$	US$

Cash Flows from Operating Activities:
Net loss	(1,964,629)	(244,253)	(505,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of share exchange	415,013	-	-
Depreciation and amortization	108,531	12,075	12,075
Allowance for bad debts	2,777	-	-
Common stock issued in connection with consulting services	600	-	-
Changes in operating assets and liabilities:
(Increase)/decrease in other receivables,
Deposits and prepayments	(13,213)	6,888	-
Increase in other payables and
accrued expenses	215,451	21,586	350,806

Net Cash Used in Operating Activities	(1,235,470)	(203,704)	(142,234)

Cash Flows from Investing Activities:
Acquisition of plant and equipment	(120,749)	-	-

Cash Flows from Financing Activities:
Increase in advances from related parties	1,917,468	203,403	115,857
Repayments to related parties	(599,573)	-	(9,359)
Issuance of common stock	1,282	-	-
Deposits received for issuance of common stock	43,000	-	33,000

Net Cash Provided by Financing Activities	1,362,177	203,403	139,498

Net Increase/(Decrease) in Cash	5,958	(301)	(2,736)

Cash and Cash Equivalents – Beginning	-	6,259	4,412

Cash and Cash Equivalents – Ending	5,958	5,958	1,676

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30, 2003 and 2002

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

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30, 2003 and 2002

NOTE 2 – ORGANIZATION AND BUSINESS (Continued)

Alpha Sky Investment Limited (“Alpha Sky”) was incorporated on August 19, 1998 in the British Virgin Islands.  It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of $1.00 per share.  As of June 30, 2003 and December 31, 2002, 1,000 shares of common stock were issued and outstanding.

Accuhigh Investments Limited (“Accuhigh”), a British Virgin Islands Company, was incorporated on June 12, 2001. It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of $1.00 per share.  As of June 30, 2003 and December 31, 2002, one share of common stock was issued and outstanding.

Tidy Sum Investments Limited, a British Virgin Islands Company (“Tidy”), was incorporated on June 22, 2001 with authorized share capital of 50,000 shares of common stock; par value of $1.00 per share. As of June 30, 2003 and December 31, 2002, one share of common stock was issued and outstanding.

Alpha Spacecom Company Limited (“ASC”, the “operating company”) was incorporated in Hong Kong on December 9, 1998, with authorized share capital of 10,000 shares of common stock with a par value of HK $1.00 per share.  As of June 30, 2003 and December 31, 2002, one share of common stock was issued and outstanding.

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

Six Months Ended June 30, 2003 and 2002

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

On April 1, 2003, Wai Man Yu resigned from the Board and Jian Wang replaced the vacancy effective from May 26, 2003.

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

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

(Unaudited)

Six Months Ended June 30, 2003 and 2002

NOTE 4 – LOSS PER COMMON SHARE – BASIC

Loss per common share – basic (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  As of June 30, 2003 and 2002, the diluted share base excludes incremental shares relating cto convertible preferred stock since their effect was anti-dilutive.  The weighted-average number of common shares outstanding for computing EPS was approximately 105,200,000 and 98,500,000 as of June 30, 2003 and 2002, respectively.

NOTE 5 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years and, additionally, the Company has used substantial amounts of working capital in its operations.  Further, at June 30, 2003, current liabilities exceed current assets by $1,870,994, and total liabilities exceed total assets by $1,855,525.

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

NOTE 6 – SUBSEQUENT EVENT

Alpha Spacecom Company Limited (“Alpha”) signed a Cooperation Agreement with China Film Group Corporation (“CFG”) on July 29, 2003 in Beijing whereby Alpha will form a joint venture with CFG (owned 51% by CFG and 49% by Alpha) to reconstruct and upgrade movie theater complexes to digital projection format and implement a home pay-per-view system, both of which will receive digitized content via satellite transmission.