Form 10QSB
period 2003-09-30
ALPHA SPACECOM INC
filed 2003-12-24
CIK 763245

U.S. SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(   )

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:        September 30, 2003

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of September 30, 2003 is 105,219,000.

Transitional Small Business Disclosure Format (check one):

Yes	No X

ALPHA SPACECOM, INC.

INDEX TO FORM 10-QSB

September 30, 2003

Part I   Financial Information

Item 1  Financial Statements

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Balance Sheet

September 30, 2003

(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$ 5,958
Other receivables, deposits and prepayments	26,281

Total current assets	32,239

Property, plant and equipment, net	9,432

TOTAL ASSETS	$ 41,671

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Deposit received on issue of stock	$ 43,000
Advances form related parties	1,433,709
Advances from shareholder	176,729

Total Current Liabilities	1,653,438

Shareholders’ Deficit:
Preferred stock:
Series A 7% cumulative convertible, par value $0.001; 23,000 shares issued and outstanding	23
Series B convertible, par value $0.001; 9,765,553 shares issued and outstanding	9,765
Common stock – par value $0.001; 2,000,000,000 shares authorized, 105,219,000 shares issued and outstanding as of September 30, 2003 and December 31, 2002 respectively	105,219
Additional paid in capital	320,994
Accumulated deficit	(2,047,768)

Total Shareholders’ Deficit	(1,611,767)

Total Liabilities and Shareholders’ Deficit	$ 41,671

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Operations

Three and Nine Months Ended September 30, 2003 and 2002

(Unaudited)

	Three Months		Nine Months		Cumulative
	Ended		Ended		During
	September 30,		September 30,		Development
	2003	2002	2003	2002	Stage

Income	$ --	$ --	$ --	$ --	$ --

General and administrative expenses	77,236	190,325	321,489	695,440	1,626,968

Loss from operations	(77,236)	(190,325)	(321,489)	(695,440)	(1,626,968)

Other income
Cost of share exchange	--	--	--	--	(415,013)

Other	--	--	--	--	116

Loss Before Income Taxes	(77,236)	(190,325)	(321,489)	(695,440)	(2,041,865)

Income Taxes	--	--	--	--	--

Net loss	$ (77,236)	$ (190,325)	$ (321,489)	$ (695,440)	$(2,041,865)

Loss per Common Share – Basic	$ (0.001)	$ (0.001)	$ (0.003)	$ (0.009)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Shareholders’ Deficit

For the Period from December 31, 2001 to September 30, 2003

(Unaudited)

			Additional
	Common	Preferred	Paid In	Accumulated
	Stock	Stock	Capital	Deficit	Total

Balance at December 31, 2001	$ 98,468	$10,036	$ --	$(1,251,514)	$(1,143,010)

Conversion of preferred stock	51	(2)	--	(49)	--
Consulting services	600	--	--	--	600
Retirement of preferred stock, at par value	--	(178)	--	178	--
Net loss at December 31, 2002	--	--	--	(468,862)	(468,862)

Balance at December 31, 2002	99,119	9,856	--	(1,720,247)	(1,611,272)

Conversion of preferred stock	6,100	(68)	--	(6,032)	--

Shareholder contribution	--	--	320,994	--	320,994

Net loss for nine months ended September 30, 2003	--	--	--	(321,489)	(321,489)

Balance at September 30, 2003	$105,219	$ 9,788	$320,994	$(2,047,768)	$(1,611,767)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2003 and 2002

(Unaudited)

			Cumulative
			During
			Development
	2003	2002	Stage
Cash flows from operating activities:
Net loss	$(321,489)	$(695,440)	$(2,041,865)

Adjustments to reconcile net loss to net cash used in operating activities
Costs of share exchange	--	--	415,013
Depreciation and amortization	18,112	18,112	114,568
Allowance for bad debts	--		2,777
Common stock issued in connection with consulting services	--	--	600
Changes in operating assets and liabilities:
(Increase)/decrease in other receivables, deposits and prepayments	6,888	6,593	(13,213)
Increase in other payables and accrued expenses	19,148	484,100	213,013

Net cash used in operating activities	(277,341)	(186,635)	(1,309,107)

Cash flows from investing activities:
Purchases of plant and equipment	--	--	(120,749)

Net cash used in investing activities	--	--	(120,749)

Cash flows from financing activities:
Proceeds from related parties	302,062	323,047	2,016,127
Repayments to related parties	(25,022)	(167,359)	(624,595)
Issuance of common stock	--	--	1,282
Deposits received for issuance of common stock	--	43,000	43,000

Net cash provided by financing activities	277,040	198,688	1,435,814

Net change in cash and cash equivalents	(301)	12,053	5,958

Cash and cash equivalents, beginning of period	6,259	4,412	--

Cash and cash equivalents, end of period	$ 5,958	$ 16,465	$ 5,958

Supplemental cash flow information
Cash paid for interest	$ --	$ --	$ --

Cash paid for income taxes	$ --	$ --	$ --

Non cash transactions
Contribution from related party clearing liability to related party	$320,994	$ --	$ --

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

NOTE 1- BASIS OF PRESENTATION

The consolidated financial statements included the accounts of Alpha Spacecom, Inc. and its wholly-owned subsidiaries, Accuhigh Investments Limited, Tidy Sum Investments Limited and Alpha Spacecom Company Limited (collectively the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2002 of Alpha Spacecom Inc. and Subsidiaries, as filed with the Securities and Exchange Commission.  The summary December 31, 2002 balance sheet was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements.  The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

NOTE 2-  ORGANIZATION AND BUSINESS

Pursuant to a resolution of the Board of Directors dated August 20, 2002, Tridon Enterprises Incorporated changed its name to Alpha Spacecom Incorporated and, in connection therewith, increased the number of shares of common stock authorized from 100,000,000 to 2,000,000,000.

The Company has been in the development stage since formation (December 9, 1998) and primarily through the operations of Alpha Spacecom Limited (“ASC”), is engaged in the business of developing a KA band communication satellite system that will provide broadband telecommunications services to the People’s Republic of China (the “PRC”) and its neighboring Asia Pacific countries.  Accordingly, the Company’s consolidated financial statements are presented as those of a development state enterprise, as prescribed by Statement of Financial Accounting Standards No., 7, Accounting and Reporting by Development State Enterprises.

ASC singed a memorandum of understanding with China Broadcasting Film Television Satellite Company (“CBSat”), a division of China’s State Administration of Radio, Film and Television (“SARFT”) to develop, construct, launch, maintain and operate KA band satellites for distribution of news, sports, entertainment and Satellite Pay Per View (“SPPV”) services in the PRC.  Alpha Spacecom Company Limited has also signed a memorandum of understanding with Lockheed Martin Commercial Space Systems (“LMCSS”) whereby LMCSS will provide design, supply, installation and integration of the ground network and satellites, namely the Alphacom System.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

NOTE 2- ORGANIZATION ANDBUSINESS (Continued)

Alpha Sky Investment Limited (“Alpha Sky”) was incorporated on August 19, 1998 in the British Virgin Islands.  It was authorized share capital of 50,000 shares of common stock with a par value of $1.00 per share.  As of September 30, 2003 and December 31, 2002, one share of common stock was issued and outstanding.

Accuhigh Investments Limited (“Accuhigh”), a British Virgin Islands Company, was incorporated on June 12, 2001.  It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of $1.00 per share.  As of September 30, 2003 and December 31, 2002, one share of common stock was issued and outstanding.

Tidy sum Investments Limited, a British Virgin Islands Company (“Tidy”), was incorporated on June 22, 2001 with authorized share capital of 50,000 shares of common stock; par value of $1.00 per share.  As of September 30, 2003 and December 31, 2002, one share of common stock was issued and outstanding.

On July 10, 2001, Accuhigh acquired 100% of the shares of ASC accounted for under the purchase method without any resultant goodwill; 1% of the then outstanding common shares were held by Tidy Sum Investments Limited in trust for the Company.

Alpha Sky Investment Limited (“Alpha Sky”) entered into a Share Exchange Agreement dated December10, 2001 to effectuate an exchange of shares with Alpha Spacecom, Inc. (“Alpha”) (the “Registrant”).  Pursuant to the terms of the share exchange agreement, Alpha Sum Investments Limited in exchange for 10,000,000 shares of convertible preferred stock convertible into 900,000,000 shares of common stock of Alpha.  The transaction resulted in Alpha Sky obtaining a majority voting interest in Alpha and Alpha was treated as the acquired entity.  For accounting purposes, the acquisition has been treated as an acquisition of Alpha.  The historical financial statements prior to December 10, 2001 are those of Alpha.

In connection with the share exchange, Xuedong Hu, Fung Sien and Wai Man Yu, officers of Alpha Sky, were appointed as members of the board of directors.  Brian Brick resigned from the position of chief executive officer of Alpha.  The directors then elected Xuedong Hu as the chairman of the board and executive officer and appointed Mr. Brick as the chief operating officer of the Company.  On April 1, 2003, Wai Man Yu resigned from the Board and Jian Wang replaced the vacancy effective from May 26, 2003.

Risk Consideration – As a majority of the Company’s operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies.  The Company’s operations may be adversely affected by significant political, economic and social uncertainies in the PRC.  Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social life.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

NOTE 2- ORGANIZATION AND BUSINESS (Continued)

The Company expects that substantially all of its revenues will be denominated in Renminibi (“RMB”).  A portion of such revenues will need to be converted into other currencies to meet foreign currency obligations such as payment of any dividends declared.  Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require PRC government approval.  No assurance can be give that the operating subsidiaries within the Company will continue to be able to convert sufficient amounts of foreign currencies in the PRC’s foreign exchange markets in the future for payment of dividends.

ASC signed a Cooperation Agreement with China Film Group Corporation (“CFG”) on July 29, 2003 in Beijing whereby Alpha will forma joint venture with CFG (owned 51% by CFG and 49% by Alpha) to reconstruct and upgrade movie theater complexes to digital projection format and implement a home pay-per-view system, both of which will receive digitized content via satellite transmission.

NOTE 3- TRANSLATION OF FOREIGN CURRENCIES

ASC’s Assets and Liabilities are generally translated into U.S. Dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year.  Resulting translation adjustments are reflected as a separate component of shareholders’ equity.  Foreign currency transaction gains and losses are included in consolidated operations.

NOTE 4-  LOSS PER COMMON SHARE- BASIC

Loss per common share- basic (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  As of September 30, 2003 and 2002, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.  The weighted-average number of common shares outstanding for computing EPS was approximately [105,200,000] and 98,500,00 as of September 30, 2003 and 2002, respectively.

NOTE 5 – RETLATED PARTY ACTIVITY

A shareholder has forgiven an old debt owed to him and has assumed an old liability owed to a creditor of Tridon Corporation.  The Company has recorded an increase in additional paid in capital of $320, 994 to reflect the shareholder's contribution to the Company.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

September 30, 2003

(Unaudited)

NOTE 6 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years and, additionally, the company has used substantial amounts of working capital in its operations.  Further, at September 30, 2003, current liabilities exceed current assets by $1,621,199, and total liabilities exceed total assets by $1,611,767.

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

NOTE 7 – CAPITAL COMMITMENT

At September 30, 2003, capital commitment not provided for in the financial statements amounted to US$30,000,000 representing capital contribution authorized an contracted for investment in a joint venture company in accordance with the Cooperation Agreement referred to in Note 2.

Item 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS.

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

Plan of Operations

On July 29, 2003, the China Film Group Corporation (“CFG”), the largest film company in China signed a Cooperation Agreement with Alpha Spacecom Company Limited (“Alpha”).  Under the Agreement, Alpha will form a Joint Venture (“JV”) with CFG that will

a.

Reconstruct and upgrade theaters to digital projection format, and

b.

Implement a home pay-per-view system in cooperation with cable television operators.

Both digital cinemas and pay-per-view services will receive digitized content via satellite transmission.  The joint capabilities and resources of Alpha and CFG will usher the entertainment and broadcasting business in China into a new era of advanced digital and satellite technology.

CFG is an operating state-owned company under the sponsorship of the China State Economic and Trade Commission and the State Administration of Radio, Film, and Television (“SARFT”) with the authorization from the China Sate Council.

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

The Demand Sale

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

The State has gradually liberalized regulations which had limited the production of media content that could effectively compile against imported media content; the State has increased the volume of imported content, including the number of foreign films to 25 per year, in accordance with WTO requirements.  A the same time, the State has sought effective measurements against piracy, which has deterred the creation, distribution, and transfer of media content in China.  IN this context, the Alpha-CFG joint venture for digital cinema and Satellite Pay-Per-View (“SPPV”) can serve as a catalyst for change that will transform China’s entertainment broadcasting and distribution: state-of-the-art anti-piracy technology and a management system that is conductive to protection for intellectual property.

The Supply Side

The supply side of entertainment media shows an oligopoly structure as in other media markets in the world.  Controlled by the State and regulated by SARFT, a few large state-owned companies dominate media content production and broadcasting.  Among these, CFG is by far the largest vertically integrated filmmaker, distributor and retailer in China.  Provincial and municipal operators make up the second and third tiers in China media industries.  CFG’s repertoi8r of entertainment content exceeds the perhaps better internationally known CCTV Group (China Central Television Group).  CFG’s asset includes the following:

•

10,000 + hours of film content (domestic and imports films).

•

Dominant position as importer and distributors of foreign and domestic films.

•

Retail cinema operation which comprises some 100,000+ cinemas China-wide.

The entertainment and broadcasting business in China, considered one of the strategic industries, requires foreign investors to conduct business with qualified China-based partners.  Where broadcasting is the core business, including digital cinemas, present regulations limit foreign ownership in any joint venture to 49% or less.  Obtaining a license for broadcasting has not been easy even for major multinationals such as CNN, Reuters, and the News Corp.  The opportunity to   partner with CFG in a joint venture therefore represents an exceptional way to enter the broadcasting business in China.  The joint venture with CFG possesses the competitive advantages:

•

Early mover advantage: the JV will receive the first license of digital cinema granted in China.

•

Exclusive partnership with CFG provides assured access to the larges and most attractive content entertainment bank in China.

•

CFG’s close ties with government assure best compliance with government regulations and also assure a position in the emerging oligopoly that will dominate the fast changing media industry in China.

Equity structure

The JV will be owned 51% by CFG and 49% by Alpha.

Capital injection

CFG will inject a total value of RMB200 million as the capital (RMB140 million in the form of cash, 35 sets of installed digital projection equipments, and digital film managements system).

Alpha will inject USD30 million (about RMB250 million) in the form of cash.

Life of the JV

The Agreement will remain valid for thirty (30) years from the date of the formation of the JV.

In addition, CFG commits to an exclusive cooperation with Alpha in digital film and satellite transmission services within the validity of the Agreement.

Business objective

In the first phase, the JV is aimed at converting major cinemas with tradition projection to a digital projection mode.  Digitization will reduce the cost of operations, increase box office receipts by improving audio and visual effects for attracting higher attendance rates and charging higher ticket prices, and address the piracy issues. China has more than 100,000 cinemas nationwide.  More than 5,000 are classified as “3-stars” or above.  The JV will first digitize 165 from the pool of 5,000 cinemas in the major cities in China.

By mid 2003, CFG has already modernized 35 cinemas in China, though full digital broadcasting via satellite awaits operation of the JV, based on the expertise from Alpha.

JV’s business license and rights

The JV will have the following rights and licences:

a.

The exclusive right for transmitting digitized movies distributed by CFG.

b.

The first license, in all of China, for transmitting media programs through satellite grant by SARFT.

c.

The right to operate commercial advertisement at the beginning and break time of the digitized movies.

d.

The right to instruct the cinemas on the ticket price for all digitized movies.

e.

The right to operate value-added programs such as live performances and special events at the digital cinemas.

f.

The right to select cinemas for digitization.

Results of Operations For the Quarter Ended September 30, 2003 Compared to September 30, 2002

Revenues.  We are in our development stage and we have not generated any revenues since we began our operations.

Net Loss.  Net operating loss decreased to $77,236 for the quarter ended September 30, 2003 compared to $190,325 for the quarter year ended September 30, 2002; $321,489 for the nine months ended September 30,  2003 compared to $695,444 for the nine months ended September 30, 2003 due to the management’s imposition of tight control on general administrative expenses, expenses related to being a public company and research and development expenses related to the Alpha/CFG agreement.

Financial Condition, Liquidity, Capital Resources

Net cash used in operations during the nine months ended September 30, 2003 was $277,341, which was a $90,706 increase or 48.6% from the three quarters ended September 30, 2002.  The increase was due to project development expenses related to the Alpha/CFG agreement.  Net cash received from financing activities was $277,040, which was $78,352 more than that received during the same period in 2002.

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

•

We are considering allowing our employees to tele-commute to reduce costs.

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

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized and reported as and when required.

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

Dated:  December 24, 2003

ALPHASPACECOM, INC.

By: /s/ Terence Sien

Name:   Terence Sien

Title:     Chief Financial Officer