Form 10KSB
period 2003-12-31
ALPHA SPACECOM INC
filed 2004-05-18
CIK 763245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

State issuer’s revenue for its most recent fiscal year  $

0

.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity as sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act.).  $ 3,189,600.

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

State the number of share outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of May 17, 2004 there were 119,286,000 shares of common stock issued and outstanding.

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

Item 8A

CONTROLS AND PROCEDURES

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Item 10.

EXECUTIVE COMPENSATION

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13.

EXHIBITS, LIST AND REPORTS ON FORM 8-K

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

CORPORATE HISTORY

Alpha Spacecom, Inc. formerly, Tridon Enterprises, Inc. (the “Company” or “Alpha”) was  incorporated in the State of Colorado in 1986 under the name Hammer Computer Systems, Inc., a Colorado corporation.  Prior to the acquisition described below we were seeking strategic partnerships with companies in the satellite business.  However, due to the difficulty in raising working capital to execute our business plans, we ceased operations in April 2001.

On December 10, 2001, pursuant to a share exchange agreement, we acquired (the “Acquisition”) from Alpha Sky Investment Limited (“ASI”) all of the equity interests in both Accuhigh Investments Limited, a British Virgin Islands company, and Tidy Sum Investments Limited, a British Virgin Islands company, in exchange for 10,000,000 shares of our convertible preferred stock which shares of convertible preferred stock are convertible into 900,000,000 shares of our common stock.  At present, Accuhigh Investments Limited and Tidy Sum Investments Limited hold 100% equity interest in Alpha Spacecom Company Limited (“ASC”). For accounting purposes, this acquisition will be treated as a recapitalization of ASI with ASI as the acquirer.

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

On April 1, 2003, Wai Man Yu resigned from the Board and Jian Wang replaced the vacancy effective from May 26, 2003.

Overview

[facsimile of organization graphic]

___________________________

Alpha Spacecom Inc.

(incorporated in Colorado, US)

___________________________

100%

100%

______________________________

_________________________

Accuhigh Investments Limited

Tidy Sum Investment Limited

(incorporated in BVI)

(incorporated in BVI)

______________________________

_________________________

99%

1%

______________________________

Alpha Spacecom Company Limited

(incorporated in Hong Kong)

______________________________

______________________________

Beijing Representative Office

______________________________

Alpha directly holds 100% equity interest in Accuhigh Investments Limited and Tidy Sum Investments Limited.   On the other hands, Accuhigh Investments Limited and Tidy Sum Investments Limited hold 100% equity interest in Alpha Spacecom Company Limited.  Alpha Sky Investment Limited is not the intermediate holding company and should not be included in the organization chart.

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

Ka-band, for example, can be used with any of the orbits. Ka-band is preferred because it offers 4-7 times the spectrum of other bands, thus allowing it to deliver higher bandwidth. The bandwidth is necessary due to the types of services that may run on the network. These services include:

•

Voice Telephony o Interactive Data

•

Videotelephony o Multimedia Business Access

•

Medical and Technical Imaging

•

CAD/CAM

•

TV and Audio Broadcast Transmission

•

Interactive TV and video on demand

Other possible services include:

•

Point-to-Point Broadcast Feeds

•

Satellite News Gathering

•

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

On July 29, 2003, the China Film Group Corporation (“CFG”), one of the largest film companies in China, signed a Cooperation Agreement with ASC. Under the Agreement, ASC will form a Joint Venture (“JV”) with CFG that will:

a.

Reconstruct and upgrade movie theaters to digital projection format, and

b.

Implement a home pay-per-view system in cooperation with cable television operators.

Both digital cinemas and pay-per-view services will receive digitized content via satellite transmission.  The joint capabilities and resources of ASC and CFG will usher the entertainment and broadcasting business in China into a new era of advanced digital and satellite technology.

CFG is a state-owned company operating under the sponsorship of the China State Economic and Trade Commission and the State Administration of Radio, Film, and Television (“SARFT”) with the authorization from the China State Council.

CFG is a market leader in the China media business: film and TV drama creation and production, foreign film imports, domestic and foreign film distribution, joint film production with foreign entities, film advertisement, film development and copy production.  A vertically integrated media company, CFG has high quality film creation and production personnel as well as state-of-the-art filmmaking facilities.

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

The State has gradually liberalized regulations which had limited the production of media content that could effectively compile against imported media content; the State has increased the volume of imported content, including the number of foreign films to 25 per year, in accordance with WTO requirements.  At the same time, the State has sought effective measures against piracy, which has deterred the creation, distribution, and transfer of media content in China.  In this context, the Alpha-CFG joint venture for digital cinema and Satellite Pay-Per-View (“SPPV”) can serve as a catalyst for change that will transform China’s entertainment broadcasting and distribution: state-of-the-art anti-piracy technology and a management system that is conductive to protection for intellectual property.

The Supply Side

The supply side of entertainment media shows an oligopoly structure as in other media markets in the world.  Controlled by the State and regulated by SARFT, a few large state-owned companies dominate media content production and broadcasting.  Among these, CFG is by far the largest vertically integrated filmmaker, distributor and retailer in China.  Provincial and municipal operators make up the second and third tiers in China media industries.  CFG’s repertoir of entertainment content exceeds the perhaps better internationally known CCTV Group (China Central Television Group).  CFG’s asset includes the followings:

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

Equity structure

The JV will be owned 51% by CFG and 49% by ASC.

Capital contribution

CFG is required to contribute a total value of RMB200 million as the capital (RMB140 million in the form of cash, 35 sets of installed digital projection equipments, and digital film management system).

ASC is required to contribute USD30 million ( about RMB250 million) in the form of cash.

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

RESEARCH AND DEVELOPMENT

Our ongoing research and development program involves the design and development of the application software SPPV platform that will serve the needs of the vast TV customers in China.  The cost of research and development, all of which has been charged to operations, amounted to approximately US$50,000 in the last fiscal year.

EMPLOYEES

At December 31, 2003, we had 5 employees.

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

There were no matters submitted to our shareholders for the quarter ended December 31, 2003.

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

2003	High	Low
March 31	$0.024	$0.0085
June 30	$0.034	$0.0085
September 30	$0.050	$0.0125
December 31	$0.035	$0.023

2002	High	Low
March 31	$0.12	$0.05
June 30	$0.07	$0.03
September 30	$0.07	$0.03
December 31	$0.03	$0.01

(b)

Shareholders

At December 31, 2003 we had approximately 3,100 holders of record.  The transfer agent and registrar for our common stock is Computer Share, Inc. located in Denver, Colorado.

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

(e)

Recent Sales of Unregistered Securities

The Company had no sales of unregistered securities during the fourth quarter ending December 31, 2003.

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

Results of Operations For the Period Ended December 31, 2003 Compared to December 31, 2002

Revenues. We are in our development stage and we have not generated any revenues since we began our operations.

Net Loss.  Net operating loss decreased to $462,137 for the fiscal year ended December 31, 2003 compared to $468,862 for the fiscal year ended December 31, 2002 due to general administrative expenses, expenses related to being a public company and research and development expenses related to the build out of the Alphacom System.

Financial Condition, Liquidity, Capital Resources

Net cash used in operations during the fiscal year ended 2003 was $244,358, which was a $135,481 decrease or 36% from the fiscal year ended 2002.  The decrease is due to decrease in project development expenses. Net cash received from financing activities was $238,539, which was $143,147 less than that received during the same period in 2002.

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

The Company’s capital requirements to sustain its operations for the next 12 months will approximate $300,000.  The Company plans on meeting this capital requirement through either debt or equity financing.  However, there can be no assurance the Company will be successful in its efforts.

Additionally, the Company is required to contribute $30 million by July 2004 into the CFG Joint Venture as noted elsewhere in this filing.  The company plans on raising the necessary capital related to the CFG Joint Venture through debt or equity financing.  However, there can be assurance that the Company will be successful in this effort.  In the event the Company is unable to raise the necessary capital and extend or renegotiate the agreement, the agreement will terminate.

ITEM 7.

FINANCIAL STATEMENTS.

(a)

Financial Statements

The following financial statements are set forth at the end hereof.

Reports of Independent Auditors

Consolidated Balance Sheet as of December 31, 2003

Consolidated Statements of Operations for the fiscal years ended December 31, 2003 and December 31, 2002

Consolidated Statement of  Shareholders' Deficit through December 31, 2003

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2003 and December 31, 2002

Notes to Consolidated Financial Statements

PART III

ITEM 8.

CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective May 10, 2004, Alpha Spacecom, Inc. (the “Company”), dismissed Spear, Safer, Harmon & Co. (“SSHC”), as the Company’s independent accountants.  Effective May 10, 2004, the Company engaged De Joya & Company, as the Company’s new independent accountants.  The dismissal of SSHC and the engagement of De Joya were approved by the Company’s Board of Directors.

Prior to the engagement of De Joya, neither the Company nor anyone on its behalf consulted with such firm regarding the application of accounting principles to a specified transaction, either completed or uncompleted, or type of audit opinion that might be rendered on the Company’s financial statements.

SSHC audited the Company’s financial statements for the period from April 10, 2001 to December 31, 2002.  SSHC’s report for this period did not contain an adverse opinion or a disclaimer of opinion, however, the report was modified as to certainty relative to the ability of the Company to continue as a going concern.

During the period from April 10, 2001 to May 10, 2004 there were no disagreements with SSHC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SSHC, would have caused such firm to make reference to the subject matter of the disagreements in connection with its report on the Company’s financial statements.  In addition, there were no such events as described under Item 304(a)(1)(IV)(B) of Regulation S-B during the period from April 10, 2001 to May 10, 2002.

ITEM 8A.

CONTROLS AND PROCEDURES.

Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table and text sets forth the names and ages of all directors and executive officers of the Company and the key management personnel as of March 31, 2004.  The Board of Directors of the Company is comprised of only one class.  All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal.  Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Xuedong Hu	40	Chief Executive Officer, Director
Jian Wang	35	Director
Fung Sien	42	Director
Brian Brick	30	Chief Operating Officer, Director

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

FUNG SIEN

Mr. Sien is responsible for the business development and external affairs of the company.  He has over 15 years of experience in information technology.  He worked for PricewaterhouseCoopers Hong Kong as a Senior Manager from January 1997 to February 2000.  He joined Wai Kee Holdings Limited as the Chief Information Officer from February 2000 to August 2002.

JIAN WANG

Mr. Wang is responsible for the development of the Digital Cinema and Satellite-Pay-Per-View projects in China.  He has excellent business development knowledge in the area of video and broadcasting systems.

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

(d)

Committees and Corporate Governance

At this time, we do not have any committees.  Because we are in our development stage the Board of Directors has determined that having committees is not necessary at this time.  During the first quarter of 2004, the Board of Directors adopted a Code of Conduct which is applicable to all officers and directors.

ITEM 10.

EXECUTIVE COMPENSATION.

The following Summary Compensation Table sets forth the compensation earned by our Chief Executive Officer.  There was no other executive officer whose total compensation for the fiscal year ended 2003 exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Year (b)	Annual Compensation			Long-Term Compensation
		Salary ($) (c)	Bonus ($) (d)	Other Annual Compen-sation ($) (e)	Awards		Payouts
					Restricted Stock Award(s) ($) (f)	Securities Under-lying Options/ SARs (#) (g)	LTIP Payouts ($) (h)	All Other Compen-sation ($) (i)
Xuedong Hu, CEO	2001	$178,600	—	—	—	—	—	—
Xuedong Hu, CEO	2002	$127,400	—	—	—	—	—	—
Xuedong Hu, CEO	2003	$0	—	—	—	—	—	—

We do not have any employee benefit plans or stock option plans.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2003 by (i) those persons or groups known to us who will beneficially own more than 5% of our common stock; (ii) each director and director nominee; (iii) each executive officer whose compensation exceeded $100,000 in the fiscal year ended December 31, 2002; and, (iv) all directors and executive officers as a group.  The information is determined in accordance with Rule 13(d)-3 promulgated under the Exchange Act based upon information furnished by persons listed or contained in filings made by them with the Securities and Exchange Commission by information provided by such persons directly to us.  Except as indicated below, the stockholders listed possess sole voting and investment power with respect to their shares.

Name of Beneficial Owner	No. of Shares	Percentage of Ownership
Xuedong Hu (1)	—	—
Officers and Directors as a Group (4 persons) (1)	—	—
5% or More Beneficial Ownership

The Anklor Antebi Insurance Trust of 1995	15,000,000	12.57%
Tridon Trust	14,732,000	12.35%

(1) Based on 119,286,000 shares outstanding.  Common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of December 31, 2003 are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  In connection with the closing under the Share Exchange Agreement Mr. Hu as the beneficial owner of ASI, acquired 9,124,445 shares of Series B Convertible Preferred Stock, which are convertible into 821,200,000 shares of common stock of the Company. Upon conversion, the 821,200,000 will be owned indirectly through Mr. Hu's controlling interest in the following entities:  (i) 511,200,000 through Alpha Sky Investment Limited, (ii) 10,000,000 through Project Connect Limited (iii) 20,000,000 through Sino Advantage Limited, (iv) 40,000,000 through Sparkle Success Limited, (v) 50,000,000 through Choice Rich Investments Limited, (vi) 90,000,000 through Glory Asset Investments Limited, and (vii) 100,000,000 through Success Day Investments Limited.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Parties are considered to be related if one party has the liability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions.  Parties are also considered to be related if they are subject to common control or common significant influence.  The particulars of significant related party transactions are summarized below::

2002	2003
US$	US$

Advances from related parties:
Directors	997,596	1,226,135
Shareholder of Alpha	119,673	119,673
Vertex Marketing	39,400	-

	1,156,669	1,345,808

Advances from a shareholder of Alpha	176,729	176,729

All balances with related parties are unsecured, interest free and payable on demand, except for advances from a shareholder of Alpha which are unsecured and bear interest at 9.5% per annum

ITEM 13.

EXHIBITS, LIST AND REPORTS ON FORM 8-K.

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

3.2

Bylaws.  Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-18, filed on August 14, 1980.

21.1

Subsidiaries of the Company.

31.1

Certification of Chief Executive Officer pursuant to to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Chief Financial Officer pursuant to to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350.*

99.1

Alpha Spacecom, Inc. Code of Conduct and Ethics

*Filed herewith

(b) Reports on Form 8-K

A current Report on Form 8-K dated May 10, 2004 and filed May 18, 2004, reported under Item 4, Changes in Registrant’s Certifying Accountant, the dismissal of the former accountants and appointment of De Joya & Company as Registrant’s certifying accountant for year ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

General.   De Joya & Company is the Company's principal auditing firm and billed no audit fees for 2002.

Audit Fees.  The audit fees billed for 2003 by De Joya & Company was $20,000. The aggregate fees billed for each of the last two fiscal years by the predecessor auditing firm of Spear, Safer, Harmon & Co. for the audit of the Company's annual financial statements and review of interim financial statements, including the Company's Form 10-QSB reports, were $16,000 and $25,000 for the years 2003 and 2002, respectively.  Additionally, a previous predecessor auditing firm, Hurley & Company performed the review of interim financial statements, including the Company's Form 10-QSB report in 2003 for a fee of $8,000.

Audit-Related Fees. The Company was billed $ 0 in 2003 for audit-related fees.

Tax Fees. The Company was billed $0 in the year 2003 for tax consultation services.

Other Fees. There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by Spear, Safer, Harmon & Co., or Hurley & Company other than the services reported above.

The Company has an audit committee; however, the Company had no pre-approval policies and procedures in effect for the auditors' engagement for the fiscal years 2003 and 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHA SPACECOM, INC.
Date May 18, 2004	By: /s/ Xuedong Hu
Name: Xuedong Hu Title: Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date May 18, 2004	By: /s/ Brian Brick
Name: Brian Brick Title: Director, Chief Operating Officer

Date May 18, 2004	By: /s/ Fung Sien
Name: Fung Sien Title: Director

Date May 18, 2004	By: /s/ Jian Wang
Name: Jian Wang Title: Director

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders

Alpha Spacecom Incorporated and Subsidiaries

Hong Kong

We have audited the accompanying consolidated balance sheet of Alpha Spacecom Incorporated and Subsidiaries (the “Company”), as of December 31, 2003, and the related consolidated statements of operations, shareholders’ deficit and cash flows for the year then ended and cumulative during development stage. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alpha Spacecom Incorporated and Subsidiaries, as of December 31, 2003 and the results of their operations and their cash flows for the year then ended, and cumulative during development stage in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern as discussed in Note 1. The Company has been in the development stage since its inception of December 9, 1998. However, the Company has sustained substantial operating losses during development stage.  In addition, the Company’s total liabilities exceed total assets by $1,696,138.  The Company also has a commitment to provide $30,000,000 (Note 8) in connection with a Cooperation Agreement with the China Film Group Corporation (Note 1).  In view of these matters, the Company’s continued existence is dependent upon the Company’s ability to meet its future financing requirements, the success of future operations and the ability to raise money to meet its capital commitment.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to those matters also are described in Note 2 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya & Company

De Joya & Company

Las Vegas, Nevada

May 17, 2004

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

Spear, Safer, Harmon & Co.

Miami, Florida

May 6, 2003

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2003

2003
A S S E T S	US$

Current Assets:
Cash	440
Other receivables, deposits and prepayments	2,071

Total Current Assets	2,511

Property, plant and equipment, net	962

3,473

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	501,345
Advances from related parties	1,345,808
Advances from shareholder	176,729

Total Current Liabilities	2,023,882

Shareholders’ Deficit:
Preferred stock: 20,000,000 shares authorized:
Series A 7% cumulative convertible, par value US $0.001; 23,000 shares issued and outstanding	23

Series B convertible, U.S. $0.001 par value; 9,626,000
issued and outstanding	9,626

Common stock:
Par value US $0.001; 2,000,000,000 shares authorized, 119,286,000 shares issued and outstanding	119,286

Additional paid in capital	33,040

Accumulated deficit during development stage	(2,182,384)

Total Shareholders’ Deficit	(2,020,409)

3,473

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

Years Ended December 31, 2002 and 2003 and Cumulative During Development Stage

	2002	2003	Cumulative During Development Stage
	US$	US$	US$

Income	-	-	-

General and Administrative Expenses	(468,870)	(462,137)	(1,767,616)

Loss from Operations	(468,870)	(462,137)	(1,767,616)

Other Income (Expenses):
Cost of share exchange	-	-	(415,013)
Other	8	-	116

	8	-	(414,897)

Loss Before Income Taxes	(468,862)	(462,137)	(2,182,513)

Income Taxes	-	-	-

Net Loss	(468,862)	(462,137)	(2,182,513)

Loss Per Common Share – Basic and diluted	( .01)	( .01)

Weighted Average Common Shares outstanding --
Basic and diluted	98,468,000	104,868,000

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statement of Shareholders’ Deficit

Years Ended December 31, 2002 and 2003

	Common Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit During Development Stage	Total
	US $	US $	US $	US $	US $

Balance at December 31, 2001	98,468	10,036	-	(1,251,514)	(1,143,010)

Issuance of common stock
in connection with:
Conversion of preferred stock	51	(2)	-	(49)	-
Consulting services	600	-	-	-	600
at par value	-	(178)	-	178	-

Net loss during the year	-	-	-	(468,862)	(468,862)

Balance at December 31, 2002	99,119	9,856	-	(1,720,247)	(1,611,272)

Issuance of common stock in connection with:
Conversion of preferred stock	18,400	(207)	(18,193)	-	-
Issuance of common stock	1,767	-	51,233	-	53,000

Net loss during the year	-	-	-	(462,137)	(462,137)

Balance at December 31, 2003	119,286	9,649	33,040	(2,182,384)	(2,020,409)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

Year Ended December 31, 2002 and 2003 and Cumulative During Development Stage

	2002	2003	Cumulative During Development Stage
	US$	US$	US$
Cash Flows from Operating Activities:
Net loss	(468,862)	(462,137)	(2,182,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Cost of share exchange	-	-	107,093
Loss on assets written off	-	2,517	2,517
Depreciation and amortization	27,400	24,065	117,270
Allowance for bad debts	-	-	2,777
Common stock issued in connection
with consulting services	600	-	600
Changes in operating assets and liabilities:
(Increase) decrease in other receivables,
deposits and prepayments	11,826	31,098	(2,071)
Increase in other accounts payable and
accrued expenses	49,197	160,099	501,345

Net Cash Used in Operating Activities	(379,839)	(244,358)	(1,452,853)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	-	-	(120,749)

Cash Flows from Financing Activities:
Advances from related parties	676,098	342,902	2,056,967
Advances from shareholder	-	-	176,729
Repayment of advances to related parties	(337,412)	(114,363)	(713,936)
Deposits received on issuance of
common stock	43,000	-	-
Issuance of common stock	-	10,000	54,282

Net Cash Provided by Financing Activities	381,686	238,539	1,574,042

Net Increase in Cash	1,847	(5,819)	440

Cash– Beginning	4,412	6,259	-

Cash– Ending	6,259	440	440

Non-cash investing and financing activities:
Clearing liability to related party	-	324,271
Common stock issued for conversion of preferred stock	51	-

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

NOTE 1 – ORGANIZATION AND BUSINESS

Alpha Spacecom, Inc. formerly, Tridon Enterprises, Inc. (the “Company” or “Alpha”) was  incorporated in the State of Colorado in 1986 under the name Hammer Computer Systems, Inc., a Colorado corporation.  Prior to the acquisition described below we were seeking strategic partnerships with companies in the satellite business.  However, due to the difficulty in raising working capital to execute our business plans, we ceased operations in April 2001.

On December 10, 2001, pursuant to a share exchange agreement, we acquired (the “Acquisition”) from Alpha Sky Investment Limited (“ASI”) all of the equity interests in both Accuhigh Investments Limited, a British Virgin Islands company, and Tidy Sum Investments Limited, a British Virgin Islands company, in exchange for 10,000,000 shares of our convertible preferred stock which shares of convertible preferred stock are convertible into 900,000,000 shares of our common stock.  At present, Accuhigh Investments Limited and Tidy Sum Investments Limited hold 100% equity interest in Alpha Spacecom Company Limited. For accounting purposes, this acquisition will be treated as a recapitalization of ASI with ASI as the acquirer.

The following depicts Alpha and its subsidiaries (collectively the “Group”) at December 31, 2003:

[facsimile of organization graphic]

___________________________

Alpha Spacecom Inc.

(incorporated in Colorado, US)

___________________________

100%

100%

______________________________

_________________________

Accuhigh Investments Limited

Tidy Sum Investment Limited

(incorporated in BVI)

(incorporated in BVI)

______________________________

_________________________

99%

1%

______________________________

Alpha Spacecom Company Limited

(incorporated in Hong Kong)

______________________________

______________________________

Beijing Representative Office

______________________________

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

NOTE 1 – ORGANIZATION AND BUSINESS, continued

Alpha Sky Investment Limited (“Alpha Sky”) was incorporated on August 19, 1998 in the British Virgin Islands with authorized share capital of 50,000 shares of common stock and par value of US $1.00 per share.  As of December 31, 2003 and 2002, 1,000 shares of common stock were issued and outstanding.

Accuhigh Investments Limited (“Accuhigh”), a British Virgin Island Company, was incorporated on June 12, 2001. It was incorporated with authorized share capital of 50,000 shares of common stock and par value of US $1.00 per share.  As of December 31, 2003 and 2002, one share of common stock was issued and outstanding.

Tidy Sum Investments Limited, a British Virgin Islands Company (“Tidy”), was incorporated on June 22, 2001 with authorized share capital of 50,000 shares of common stock; par value of US $1.00 per share. As of December 31, 2003and 2002, one share of common stock was issued and outstanding.

Alpha Spacecom Company Limited (“ASC”, the “operating company”) was incorporated in Hong Kong on December 9, 1998, with authorized share capital of 10,000 shares of common stock with par value of HK $1.00 per share.  As of December 31, 2002 and 2003, two shares of common stock were issued and outstanding.

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

Alpha Sky entered into a Share Exchange Agreement dated December 10, 2001 to effectuate an exchange of shares with Alpha. Pursuant to the terms of the share exchange agreement, Alpha acquired from Alpha Sky all of its equity interest in Accuhigh Investments Limited and Tidy Sum Investments Limited in exchange for 10,000,000 shares of convertible preferred stock convertible into 900,000,000 shares of common stock of Alpha. The transaction resulted in Alpha Sky obtaining a majority voting interest in Alpha and Alpha Spacecom was treated as the acquired entity.  For accounting purposes, the transaction has been treated as an acquisition and re-capitalization of Alpha Spacecom with Alpha assuming approximately US $415,000 of liabilities in excess of net assets acquired which are presented as cost of share exchange in the accompany consolidated statement of operations.  The historical financial statements prior to December 10, 2001 are those of Alpha Sky.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

NOTE 1 – ORGANIZATION AND BUSINESS (Continued)

In connection with the share exchange, Xuedong Hu, Fung Sien and Wai Man Yu, officers of Alpha Sky, were appointed as members of the board of directors.  Brian Brick resigned from the position of chief executive officer of Tridon.  The directors then elected Xuedong Hu as the chairman of the board and executive officer and appointed Mr. Brick as the chief operating officer of the Company.

ASC has signed a memorandum of understanding with China Broadcasting Film Television Satellite Company (“CBSat”), a division of China’s State Administration of Radio, Film and Television (“SARFT”) to develop, construct, launch, maintain and operate KA band satellites for distribution of news, sports, entertainment and Satellite Pay Per View (“SPPV”) services in the PRC. Alpha Spacecom Company Limited has also signed a memorandum of understanding with Lockheed Martin Commercial Space Systems (“LMCSS”) whereby LMCSS will provide design, supply, installation and integration of the ground network and satellites, referred to as the Alphacom System.

On April 1, 2003, Wai Man Yu resigned from the Board and Jian Wang replaced the vacancy effective from May 26, 2003.

On July 29, 2003, ASC signed a Cooperation Agreement (“Agreement”) with China Film Group Corporation (“CFG”) in Beijing whereby Alpha will form a joint venture with CFG (owned 51% by CFG and 49% by Alpha) to reconstruct and upgrade movie theater complexes to digital projection format and implement a home pay-per-view system, both of which will received digitized content via satellite transmission. As further discussed in Note 8, the Company is required to contribute $30,000,000 into the joint venture company by July, 2004.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has incurred cumulative losses through December 31, 2003 of $2,182,384. The Company expects to continue to incur significant operating losses and to generate negative cash flows from operating activities for at least the next couple of years while it continues to develop a KA Band Communication Satellite System. The Company’s ability to eliminate operating losses and to generate positive cash flows from operations in the future will depend upon various factors such as: (1) the cost of developing the system, (2) changes in technology, (3) changes in governmental regulations, (4) the level of demand for broadband telecommunications services, (5) the product offering, pricing strategies and other competitive factors of the Company’s competitors, (6) general economic conditions and (7) meeting its $30,000,000 capital commitment as discussed in Note 8.  If the Company is unable to implement its business plan successfully, it may not be able to eliminate operating losses, generate positive cash flow or achieve or sustain profitability which would materially adversely affect its business, operations and financial results as well as its ability to raise capital through either debt or equity offerings.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

.

NOTE 2 – GOING CONCERN, continued

Management believes that it has the ability to improve its cash position through financing activities, including possible private or public offerings of stock.  However, the uncertainty of a sustained financing and cash management program and continued losses from operations raise substantial doubt about the ability of the Company to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company has been in the development stage since formation (December 9, 1998) and primarily through the operations of ASC is engaged in the business of developing a KA band communication satellite system that will provide broadband telecommunications services to the People’s Republic of China (the “PRC”) and its neighboring Asia Pacific countries.  Accordingly, the Company’s consolidated financial statements are presented as those of a development stage enterprise, as prescribed by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Loss Per Common Share – Basic and Diluted – Loss per common share – basic (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  For the year ended December 31, 2003, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

In December 2002, the FASB issued Statement No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”.  SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.  SFAS 148 is effective for fiscal years beginning after December 15, 2003.  The Company is currently reviewing SFAS 148.

In May 2003, the FASB issued Statement No 150 (“SFAS 150”), “Accounting for Certain Instruments with Characteristics of Both Liabilities an Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31, consist of the following:

2003
US$

At Cost:
Leasehold improvements	853
Computer equipment	-
Office equipment	6,262
Furniture and fixtures	2,721

9,836
Less accumulated depreciation
and amortization	8,874

962

Depreciation expense for the year ended December 31, 2003 was $24,065.

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

Companies doing business and deriving income in Hong Kong are subject to Hong Kong profits tax at 17.5%.  In the future, the Company’s subsidiary, ASC, may be subject to income taxes arising from operations.  The applicable income tax rate in the PRC is 33% (30% income tax and 3% local income tax).

No income taxes have been provided for ASC as it has incurred losses since the date of inception.

ALPHA SPACECOM INCORPORATED AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

NOTE 6 – RELATED PARTY TRANSACTIONS

The balances with related parties as of December 31, are as follows:

2002	2003
US$	US$

Advances from related parties:
Directors	997,596	1,226,135
Shareholder of Alpha	119,673	119,673
Vertex Marketing	39,400	-

	1,156,669	1,345,808

Advances from a shareholder of Alpha	176,729	176,729

All balances with related parties are unsecured, interest free and payable on demand, except for advances from a shareholder of Alpha which are unsecured and bear interest at 9.5% per annum

NOTE 7 – LEASE COMMITMENTS

The Company leases land and buildings under various non-cancelable contracts through 2003.

Future minimum lease payments are as follows:

US $

2004	$ 2,692

Rental expenses for each of the years ended December 31, 2002 and 2003 were $94,265 and $110,320 respectively.

NOTE 8 – CAPITAL COMMITMENT

As discussed in Note 1, the Company had entered into a joint venture agreement with CFG on July 29, 2003.  Pursuant to the Agreement, the Company is required to contribute $US30,000,000 into a joint venture company, not yet formed, within one year of the consummation of the Agreement. If the Company is unable to raise the required capital contribution then this Agreement will terminate.