Form 10QSB
period 2004-03-31
ALPHA SPACECOM INC
filed 2004-05-21
CIK 763245

U.S. SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(   )

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:        March 31, 2004

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of March 31, 2004 is 119,286,000.

Transitional Small Business Disclosure Format (check one):

Yes	No X

ALPHA SPACECOM, INC.

INDEX TO FORM 10-QSB

September 30, 2003

Part I   Financial Information

Item 1  Financial Statements

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

A S S E T S	March 31, 2004

US$

Current Assets:
Cash and cash equivalents	438
Other receivables, deposits and prepayments	-

Total Current Assets	438

Property, plant and equipment, net	513

951

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Other accounts payable and accrued expenses	519,009
Deposit received on issue of stock	0
Advances from related parties	1,528,850

Total Current Liabilities	2,047,859

Shareholders’ Deficiency: Preferred stock: 20,000,000 shares authorized
Series A 7% cumulative convertible, par value US$0.001; 23,000 shares issued and outstanding as of March 31, 2004	23
Series B convertible, US$0.001 par value; 9,833,331 shares, issued and outstanding as of March 31, 2004	9,626
Common stock:
Par value US$0.001; 2,000,000,000 shares authorized;
119,286,000 shares issued and outstanding
as of March 31, 2004	119,286
Additional paid-in capital	33,040
Accumulated deficit (including deficit accumulated
during the development stage of $2,209,011)	(2,208,883)

Total Shareholders’ Deficiency	(2,046,908)

951

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003	Cumulative During Development Stage

	US$	US$	US$

Income	-	-	-

General and Administrative Expenses	(26,499)	(175,714)	(1,794,115)

Loss from Operations	(26,499)	(175,714)	(1,794,115)

Other income
Cost of share exchange	-	-	(415,013)

Other	-	-	116

Loss Before Income Taxes	(26,499)	(175,714)	(2,209,012)

Income Taxes	-	-	-

Net Loss	(26,499)	(175,714)	(2,209,012)

Loss Per Common Share – Basic	(0.0002)	(0.002)

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2004 and 2003

(Unaudited)

	2004	2003	Cumulative During Development Stage

	US$	US$	US$

Cash Flows from Operating Activities:
Net loss	(26,499)	(175,714)	(2,209,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of share exchange	-	-	415,013
Loss on disposal	-	-	2,517
Depreciation and amortization	449	6,037	120,970
Allowance for bad debts	-	-	2,777
Common stock issued in connection with consulting services	-	-	600
Changes in operating assets and liabilities:
Decrease in other receivables,
Deposits and prepayments	2,071	6,888	13,068
Increase in other payables and
accrued expenses	17,664	7,289	371,628

Net Cash Used in Operating Activities	(6,315)	(155,500)	(1,282,439)

Cash Flows from Investing Activities:
Acquisition of plant and equipment	-	-	(120,749)

Cash Flows from Financing Activities:
Advances from related parties	6,315	155,500	2,063,280
Repayments to related parties	(2)	-	(713,936)
Issuance of common stock	-	-	1,282
Deposits received for issuance of common stock	-	-	53,000

Net Cash Provided by Financing Activities	6,313	155,500	1,403,626

Net Increase (Decrease) in Cash	(2)	-	438

Cash and Cash Equivalents – Beginning	440	6,259	-

Cash and Cash Equivalents – Ending	438	6,259	438

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2004 and 2003

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Alpha Spacecom, Inc. and its wholly-owned subsidiaries, Accuhigh Investments Limited, Tidy Sum Investments Limited and Alpha Spacecom Company Limited (collectively the “Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2003 of Alpha Spacecom, Inc. and Subsidiaries, as filed with the Securities and Exchange Commission.

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

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 2 – ORGANIZATION AND BUSINESS (Continued)

Alpha Sky Investment Limited (“Alpha Sky”) was incorporated on August 19, 1998 in the British Virgin Islands with authorized share capital of 50,000 shares of common stock with par value of $1.00 per share.  As of December 31, 2003, 1,000 shares of common stock were issued and outstanding.

Accuhigh Investments Limited (“Accuhigh”), a British Virgin Islands Company, was incorporated on June 12, 2001. It was incorporated with authorized share capital of 50,000 shares of common stock with a par value of US$1.00 per share.  As of December 31, 2003, one share of common stock was issued and outstanding.

Tidy Sum Investments Limited, a British Virgin Islands Company (“Tidy”), was incorporated on June 22, 2001 with authorized share capital of 50,000 shares of common stock; par value of US$1.00 per share. As of December 31, 2003, one share of common stock was issued and outstanding.

Alpha Spacecom Company Limited (“ASC”, the “operating company”) was incorporated in Hong Kong on December 9, 1998, with authorized share capital of 10,000 shares of common stock with par value of HK $1.00 per share.  As of December 31, 2002 and 2001, one share of common stock was issued and outstanding.

On July 10, 2001, Accuhigh acquired 100% of the shares of ASC, accounted for under the purchase method without any resultant goodwill. In connection therewith, 1% of the then outstanding common shares was held by Tidy Sum Investment Limited in trust for the Accuhigh.

Alpha Sky entered into a Share Exchange Agreement dated December 10, 2001 to effectuate an exchange of shares with Alpha (the “Registrant”). Pursuant to the terms of the share exchange agreement, Alpha acquired from Alpha Sky all of its equity interest in Accuhigh Investments Limited and Tidy Sum Investments Limited in exchange for 10,000,000 shares of convertible preferred stock convertible into 900,000,000 shares of common stock of Alpha. The transaction resulted in Alpha Sky obtaining a majority voting interest in Alpha and Alpha Spacecom was treated as the acquired entity.  For accounting purposes, the transaction has been treated as an acquisition and re-capitalization of Alpha Spacecom with Alpha assuming approximately US$415,000 of liabilities in excess of net assets acquired which are presented as cost of share exchange in the accompany consolidated statement of operations.  The historical financial statements prior to December 10, 2001 are those of Alpha Sky.

In connection with the share exchange, Xuedong Hu, Fung Sien and Wai Man Yu, officers of Alpha Sky, were appointed as members of the board of directors.  Brain Brick resigned from the position of chief executive officer of Tridon.  The directors then elected Xuedong Hu as the chairman of the board and executive officer and appointed Mr. Brick as the chief operating officer of the Company.

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

On April 1, 2003, Wai Man Yu resigned from the Board and Jian Wang replaced the vacancy effective from May 26, 2003.

On July 29, 2003, ASC signed a Cooperation Agreement with China Film Group Corporation (“CFG”) in Beijing whereby Alpha will form a joint venture with CFG (owned 51% by CFG and 49% by Alpha) to reconstruct and upgrade movie theater complexes to digital projection format and implement a home pay-per-view system, both of which will received digitized content via satellite transmission.  Alpha is required to make a $30,000,000 capital contribution to the joint venture.  See Notes 5 and 6.

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

NOTE 4 – LOSS PER COMMON SHARE – BASIC

Loss per common share – basic (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  As of March 31, 2004 and 2003, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.  The weighted-average number of common shares outstanding for computing EPS was approximately 119,286,000 and 103,800,000 respectively.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

NOTE 5 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years and, additionally, the Company has used substantial amounts of working capital in its operations.  Further, at March 31, 2004, current liabilities exceed current assets by $2,046,908, and total liabilities exceed total assets by the same amount.  In addition, as set forth in Notes 2 and 6 the Company has a capital commitment of $30,000,000.

In view of these matters, the Company’s continued existence is dependent upon the Company’s ability to meet its financing requirements.

Management believes that it has the ability to improve its cash position through financing activities, including possible private or public offerings of stock.  However, the uncertainty of a sustained financing and cash management program and continued losses from operations raise substantial doubt about the ability of the Company to continue as a going concern.

NOTE 6 – CAPITAL COMMITMENT

At March 31, 2004, capital commitment not provided for in the financial statements amounted to US$30,000,000 representing capital contribution authorized and contracted for investment in a joint venture company in accordance with the Cooperation Agreement referred to in Note 2.

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

Results of Operations For the Quarter Ended March 31, 2004 Compared to March 31, 2003

Revenues. We are in our development stage and we have not generated any revenues since we began our operations.

Net Loss.   Net operating loss decreased to $26,499 for the quarter ended March 31, 2004 compared to $175,714 for the quarter ended March 31, 2003 due to the management’s imposition of tight control on general administrative expenses.

Financial Condition, Liquidity, Capital Resources

Net cash used in operations during the quarter ended March 31, 2004 was $6,315, which was a $149,185 decrease or 95.9% from the quarter ended March 31, 2003.  The decrease was due to decrease in project development expenses and office rental.  Net cash received from financing activities was $6,313, which was $149,187 less than that received during the same period in 2003.

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

Our auditors have issued their report, which contains an explanatory paragraph as to our ability to continue as a going concern. We are currently addressing our liquidity requirements by the following actions:

•

We have closed the office in Beijing that was being used for the last few years, and will conduct our operations in a smaller facility.

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

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized and reported as and when required.

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

Dated:  May 21, 2004

ALPHASPACECOM, INC.

By: /s/ Terence Sien

Name:   Terence Sien

Title:     Chief Financial Officer