Form 10QSB
period 2004-06-30
ALPHA SPACECOM INC
filed 2004-08-19
CIK 763245

U.S. SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(   )

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2004

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of June 30, 2004 is 119,286,000.

Transitional Small Business Disclosure Format (check one):

Yes	No X

ALPHA SPACECOM, INC.

INDEX TO FORM 10-QSB

June 30, 2004

PART I   FINANCIAL INFORMATION

Item 1    Financial Statements

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheets

(Unaudited)

A S S E T S	June 30, 2004

US$

Current Assets:
Cash and cash equivalents	438
Other receivables, deposits and prepayments	-

Total Current Assets	438

Property, plant and equipment, net	513

951

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Other accounts payable and accrued expenses	519,009
Deposit received on issue of stock	0
Advances from related parties	1,398,121
Advance from shareholders	176,729
Total Current Liabilities	2,093,859

Shareholders’ Deficiency: Preferred stock: 20,000,000 shares authorized
Series A 7% cumulative convertible, par value US$0.001; 23,000 shares issued and outstanding as of June30, 2004	23
Series B convertible, US$0.001 par value; 9,833,331 shares, issued and outstanding as of June 30, 2004	9,626
Common stock:
Par value US$0.001; 2,000,000,000 shares authorized;
119,286,000 shares issued and outstanding
as of June 30, 2004	119,286
Additional paid-in capital	33,040
Accumulated deficit	(2,254,883)

Total Shareholders’ Deficiency	(2,092,908)

951

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Six Months Ended June 30, 2004 and 2003

		Three months ended June 30		Six months ended June 30
	Cumulative During Development Stage	2004	2003	2004	2003
	US$	US$	US$	US$	US$

Income	-	-	-	-	-

General and administrative expenses	(1,840,115)	(46,000)	(68,539)	(72,499)	(244,253)

Loss from operation	(1,840115)	(46,000)	(68,539)	(72,499)	(244,253)

Other income

Cost of share exchange	(415,013)	-	-	-	-

Other	116	-	-	-	-

Loss Before Income Taxes	(2,255,012)	(46,000)	(68,539)	(72,499)	(244,253)

Income Taxes	-	-	-	-	-

Net Loss	(2,255,012)	(46,000)	(68,539)	(72,499)	(244,253)

Loss Per Common Share - Basic		(0.001)*	(0.001)*	(0.001)	(0.005)

* - Below $0.001 per share

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

Six Months Ended June 30, 2004 and 2003

2004	2003

Cumulative During Development Stage	US$	US$

Cash Flows from Operating Activities:
Net loss	(2,254,883)	(72,499)	(244,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of share exchange	107,093	-	-
Loss on disposal	2,517
Depreciation and amortization	117,719	449	12,075
Allowance for bad debts	2,777	-	-
Common stock issued in connection with consulting services	600	-	-
Changes in operating assets and liabilities:
(Increase)/decrease in other receivables,
Deposits and prepayments	0	2,071	6,888
Increase in other payables and
accrued expenses	519,009	17,664	21,586

Net Cash Used in Operating Activities	(1,505,168)	(52,315)	(203,704)

Cash Flows from Investing Activities:
Acquisition of plant and equipment	(120,749)	-	-

Cash Flows from Financing Activities:
Increase in advances from related parties	2,286,011	52,315	203,403
Repayments to related parties	(713,938)	(2)	-
Issuance of common stock	54,282	-	-

Net Cash Provided by Financing Activities	1,626,355	52,313	203,403

Net Increase/(Decrease) in Cash	438	(2)	(301)

Cash and Cash Equivalents – Beginning	-	440	6,259

Cash and Cash Equivalents – Ending	$438	$438	$5,958

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2004 and 2003

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

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Six Months Ended June 30, 2004 and 2003

(Unaudited)

NOTE 2 – ORGANIZATION AND BUSINESS (Continued)

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

Six Months Ended June 30, 2004 and 2003

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

On April 1, 2003, Wai Man Yu resigned from the Board and Jian Wang replaced the vacancy effective from May 26, 2003.

As of July 28, 2004 the Cooperation Agreement with China Film Group Corporation which was executed on July 28, 2003, expired.  See Note 7, “Subsequent Event.”

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

NOTE 4 – LOSS PER COMMON SHARE – BASIC

Loss per common share – basic (“EPS”) is computed by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  As of June 30, 2004 and 2003, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.  The weighted-average number of common shares outstanding for computing EPS was approximately 119,286,000 and 103,800,000 respectively.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements (Continued)

Six Months Ended June 30, 2004 and 2003

(Unaudited)

NOTE 5 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years and, additionally, the Company has used substantial amounts of working capital in its operations.  Further, at June 30, 2004, current liabilities exceed current assets by $2,107,833, and total liabilities exceed total assets by 2,107,320.

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

NOTE 6 –

RELATED PARTY TRANSACTIONS

The balances with related parties as of June 30, 2004 are as follows:

Directors

1,278,448

Shareholder of Alpha

   119,673

$1,398,121

NOTE 7 – SUBSEQUENT EVENT

The Company, through its subsidiary, Alpha Spacecom Company Limited (the Hong Kong company), had executed a cooperation agreement with China Film Group Corporation (see the last paragraph of Note 2 “Organization and Business”).  That agreement expired on July 28, 2004.  Alpha Spacecom Company Limited has been administratively dissolved in its jurisdiction.

Alpha Spacecom, Inc., a Colorado corporation, is in direct negotiations with China Film Group Corporation and is finalizing the formation of a joint venture for motion picture theater digital reconstruction and satellite digital cinema distribution throughout the Peoples Republic of China. The Joint Venture is expected to begin its business on or before September 6, 2004.  There can be no guarantee that the joint venture will be consummated and/or the September 6 commencement date met.

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

Plan of Operations

The Company,. through its subsidiary, Alpha Spacecom Company Limited (the Hong Kong company), had executed a cooperation agreement with China Film Group Corporation (see the last paragraph of Note 2 “Organization and Business”).  That agreement expired on July 28, 2004.  As of June 2004, Alpha Spacecom Company Limited has been administratively dissolved in its jurisdiction and is no longer authorized to conduct business.  At this time the Company will not pursue a new license from the Hong Kong government.  Management has determined that the administrative dissolution of Alpha Spacecom Company Limited will not have a material affect on the implementation of its business plan.

Alpha Spacecom, Inc., a Colorado corporation, is in direct negotiations with China Film Group Corporation and is finalizing the formation of a joint venture for motion picture theater digital reconstruction and satellite digital cinema distribution throughout the Peoples Republic of China. The Joint Venture is expected to begin its business on or before September 6, 2004.  There can be no guarantee that the joint venture will be consummated and/or the September 6 commencement date met.

Results of Operations for the Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Revenues. We are in our development stage and we have not generated any revenues since we began our operations.

Net Loss.   Net operating loss decreased to $72,499 for the six months ended June 30, 2004 compared to $244,253 for the six months ended June 30, 2003 due to the management’s imposition of tight control on general administrative expenses.

Results of Operations for the Quarter Ended June 30, 2004 Compared to June 30, 2003

Net Loss.   Net operating loss decreased to $46,000 for the quarter ended June 30, 2004 compared to $68,539 for the quarter ended June 30, 2003 due to the management’s imposition of tight control on general administrative expenses.

Financial Condition, Liquidity, Capital Resources

Net cash used in operations during the six months ended June 30, 2004 was $52,315, which was a $151,389 decrease or 74.3% from the six months ended June 30, 2003.  The decrease was due to decrease in project development expenses and office rental.

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

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized and reported as and when required.

(b)

Changes in Internal Controls

There were no changes in the Company’s internal records or in other factors that could have significantly affected those controls subsequent to the date of the Company’s most recent evaluation.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities and Use of Proceeds.

None.

Item 3   Defaults Upon Senior Securities

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

Dated:  August 19, 2004

ALPHASPACECOM, INC.

By: /s/ Terence Sien

Name:   Terence Sien

Title:     Chief Financial Officer