Form 10QSB
period 2004-09-30
ALPHA SPACECOM INC
filed 2004-11-19
CIK 763245

U.S. SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(X)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(   )

TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2004

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

The number of shares of Common Stock, par value $0.001 per share, outstanding as of November 13, 2004 is 119,286,000.

Transitional Small Business Disclosure Format (check one):

Yes	No X

ALPHA SPACECOM, INC.

INDEX TO FORM 10-QSB

September 30, 2004

PART I   FINANCIAL INFORMATION

Item 1    Financial Statements

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

A S S E T S	September 30, 2004

US$

Current Assets:
Cash and cash equivalents	438
Other receivables, deposits and prepayments	-

Total Current Assets	438

Property, plant and equipment, net	513

TOTAL ASSETS	951

LIABILITIES AND SHAREHOLDERS’ DEFICIENCY

Current Liabilities:
Other accounts payable and accrued expenses	519,009
Deposit received on issue of stock	0
Advances from related parties	1,472,338
Advance from shareholders	176,729
Total Current Liabilities	2,168,076

Shareholders’ Deficiency: Preferred stock: 20,000,000 shares authorized
Series A 7% cumulative convertible, par value US$0.001; 23,000 shares issued and outstanding as of September 30, 2004	23
Series B convertible, US$0.001 par value; 9,833,331 shares, issued and outstanding as of September 30, 2004	9,626
Common stock:
Par value US$0.001; 2,000,000,000 shares authorized;
119,286,000 shares issued and outstanding
as of September 30, 2004	119,286
Additional paid-in capital	33,040
Accumulated deficit	(2,330,051)

Total Shareholders’ Deficiency	(2,167,125)

Total Liabilities and Shareholders’ Deficit	951

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

Three and Nine Months Ended September 30, 2004 and 2003

		Three months ended September 30		Nine months ended September 30
	Cumulative During Development Stage	2004	2003	2004	2003
	US$	US$	US$	US$	US$

Income	-	-	-	-	-

General and administrative expenses	(1,914,332)	(74,217)	(77,236)	(146,716)	(321,489)

Loss from operation	(1,914,332)	(74,217)	(77,236)	(146,716)	(321,489)

Other income

Cost of share exchange	(415,013)	-	-	-	-

Other	116	-	-	-	-

Loss Before Income Taxes	(2,329,229)	(74,217)	(77,236)	(146,716)	(321,489)

Income Taxes	-	-	-	-	-

Net Loss	(2,329,229)	(74,217)	(77,236)	(146,716)	(321,489)

Loss Per Common Share - Basic		(0.001)*	(0.001)*	(0.001)	(0.005)

* - Below $0.001 per share

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months Ended September 30, 2004 and 2003

2004	2003

Cumulative During Development Stage	US$	US$

Cash Flows from Operating Activities:
Net loss	(2,329,229)	(146,716)	(321,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Costs of share exchange	107,093	-	-
Loss on disposal	2,517
Depreciation and amortization	117,719	449	12,075
Allowance for bad debts	2,777	-	-
Common stock issued in connection with consulting services	600	-	-
Changes in operating assets and liabilities:
(Increase)/decrease in other receivables,
Deposits and prepayments	0	2,071	6,888
Increase in other payables and
accrued expenses	593,355	17,664	21,285

Net Cash Used in Operating Activities	(1,505,168)	(126,532)	(281,241)

Cash Flows from Investing Activities:
Acquisition of plant and equipment	(120,749)	-	-

Cash Flows from Financing Activities:
Increase in advances from related parties	2,286,011	126,532	(281,241)
Repayments to related parties	(713,938)	(2)	-
Issuance of common stock	54,282	-	-

Net Cash Provided by Financing Activities	1,626,355	126,530	(281,241)

Net Increase/(Decrease) in Cash	438	(2)	(301)

Cash and Cash Equivalents – Beginning	-	440	6,259

Cash and Cash Equivalents – Ending	438	438	5,958

The accompanying notes are an integral part of these consolidated financial statements.

ALPHA SPACECOM, INC. AND SUBSIDIARIES

(A Development Stage Company)

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Alpha Spacecom, Inc.  The accompanying unaudited consolidated financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements.  These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2003 of Alpha Spacecom, Inc. and Subsidiaries, as filed with the Securities and Exchange Commission (“SEC”) on May 16, 2004. File No. 000-13628.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements.  The results for interim periods are not necessarily indicative of results to be expected for the complete fiscal year.

NOTE 2 – ORGANIZATION AND BUSINESS

The Company has been in the development stage since formation on December 9, 1998.  On December 10, 2001, pursuant to the terms of the share exchange agreement, the Company acquired from Alpha Sky Investment Limited (“Alpha Sky”) all of its equity interest in Accuhigh Investments Limited, a British Virgin Islands company and Tidy Sum Investments Limited, a British Virgin Islands company in exchange for 10,000,000 shares of convertible preferred stock convertible into 900,000,000 shares of common stock of Alpha. The transaction resulted in Alpha Sky obtaining a majority voting interest in the Company. For accounting purposes, the transaction has been treated as an acquisition and re-capitalization of the Company. The historical financial statements prior to December 10, 2001 are those of Alpha Sky.

In July 2003, the Company, through its subsidiary Alpha Spacecom Company Limited (the Hong Kong company), executed a cooperation agreement with China Film Group Corporation (“CFG”) which expired on July 28, 2004.  On June 15, 2004, Alpha Spacecom Company Limited had been administratively dissolved in its jurisdiction and is no longer authorized to conduct business.

On June 21, 2004, the Company entered into a Cooperation Agreement with CFG, which became effective on July 30, 2004.  CFG is a state-owned company under the sponsorship of the China State Economic and Trade Commission and the State Administration of Radio, Film, and Television (“SARFT”) with the authorization from the China State Council.  CFG is a market leader in many aspects of the China entertainment media business, including motion picture and TV drama creation and production, foreign film imports, domestic and foreign film distribution, joint film production with foreign entities, film advertisement, film development, copy production and exhibition.  As a vertically integrated entertainment media company, CFG employs high quality film creation and production personnel as well as state-of-the-art film making studio facilities.

NOTE 3 – TRANSLATION OF FOREIGN CURRENCIES

Alpha’s Assets and Liabilities are generally translated into US Dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year.  Resulting translation adjustments are reflected as a separate component of shareholders’ equity.  Foreign currency transaction gains and losses are included in consolidated operations.

NOTE 4 – LOSS PER COMMON SHARE – BASIC

Loss per common share – basic (“EPS”) is computed by dividing the loss applicable to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  As of September 30, 2004 and 2003, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.  The weighted-average number of common shares outstanding for computing EPS was approximately 119,286,000 and 103,800,000 respectively.

NOTE 5 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years and, additionally; the Company has used substantial amounts of working capital in its operations.  Further, at September 30, 2004, current liabilities exceed current assets by $2,167,638, and total liabilities exceed total assets by $2,167,125.

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

NOTE 6 – RELATED PARTY TRANSACTIONS

The balances with related parties as of September 30, 2004 are as follows:

Directors

$1,472,338

Shareholder of Alpha

176,729

$1,649,067

Item 2.  Management's Discussion and Analysis of Plan of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto appearing therewith. Certain statements contained herein that are not related to historical results, including, without limitation, statements regarding our business strategy and objectives, future financial position, expectations about pending litigation and estimated cost savings, are forward-looking statements and involve risks and uncertainties. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, there can be no assurance that such assumptions will prove to be accurate and actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. All forward-looking statements contained in this Form 10-QSB are qualified in their entity by this statement.

Plan of Operations

In July 2003, the Company, through its subsidiary Alpha Spacecom Company Limited (the Hong Kong company), executed a cooperation agreement with China Film Group Corporation which expired on July 28, 2004.  On June 15, 2004, Alpha Spacecom Company Limited had been administratively dissolved in its jurisdiction and is no longer authorized to conduct business.

On June 21, 2004, the Company entered into a Cooperation Agreement on The Joint Foundation of Digital Cinema Reconstruction Corporation, and Satellite Digital Cinema Distribution with CFG, which became effective on July 30, 2004.  Under the Cooperation Agreement, the Company will form a Joint Venture (“JV”) with CFG that will convert movie theaters and cinema complexes in China’s major cities to digital projection format, and to transmit domestic and Western digital films, live music and sporting events via satellite to the country wide digital cinemas. CFG is a state-owned company under the sponsorship of the China State Economic and Trade Commission and the State Administration of Radio, Film, and Television (“SARFT”) with the authorization from the China State Council.  CFG is a market leader in many aspects of the China entertainment media business, including motion picture and TV drama creation and production, foreign film imports, domestic and foreign film distribution, joint film production with foreign entities, film advertisement, film development, copy production and exhibition.  As a vertically integrated entertainment media company, CFG employs high quality film creation and production personnel as well as state-of-the-art film making studio facilities.

Management believes that the opportunity to partner with CFG in a joint venture is the Company’s pathway to China’s burgeoning entertainment industry.

Industry Overview

The Chinese Government has liberalized the regulations which limited the production of entertainment media content and in accordance with WTO requirements, China has increased the volume of imported entertainment media products.  SARFT management believes that, digital cinema will serve as a catalyst for change and provide the technology to transform China’s entertainment broadcasting and distribution industry and will also provide the required anti-piracy technology and management systems that are necessary to protect international intellectual property rights.

In an effort to advance China’s position in the global entertainment industry, SARFT has put the development of digital cinemas and digital movies into the Country and Social Development Five-Year Plan.  Furthermore, SARFT has invested a RMB200 million (US$25M) into CFG for the implementation of the national digital cinema conversion project.

Currently, China has the second largest number of digital cinemas with 57 digital cinemas in full operation and is projected to be number one in the near future.  According to China Digital Film Company, China will overtake the United States in the number of digital theatres. By the end of 2005, it is projected that there will be more than 150 digital cinemas in China.  Further, the number of digital cinemas in the country is expected to reach 1,000 within a few years.   The China Digital Film Company projects that it will convert 100 classic movies into digital movies in 2005. According to the SARFT program for digital film exhibition, the digital cinemas in China's various regions will show at least 50 digital films annually by 2006.

Sources of revenue

•

Box Office Receipts

Box office receipts are the main revenue for cinemas.  The critical success factor for achieving high box office receipts is the source of motion pictures.  Currently, China imports a total of 26 foreign films a year, 20 for the 35mm format (may come with digital format) and six in the digital format.   Six is a relatively low number; therefore CFG will focus on blockbusters with both 35mm and digital formats to exhibit to generate excellent box office returns.  A Closer Economic Partnership Arrangement (“CEPA”) is being signed between China and Hong Kong, which will allow Hong Kong films to receive national exhibition in China.

•

Advertisements

As it is now there are several minutes of commercial advertisements shown before the feature film at the cinema.  Since these advertisements are added to the beginning of the movie, the advertisements are the same regardless of the geographic location of the cinema or showing time.  The drawback of this kind of advertisement distribution is that the advertisers cannot choose their location and time, they cannot be demographic specific.

By using digital technology, the cinema and the advertiser can choose the location and time of the advertisement.  This digital flexibility reduces the cost for the advertisers and increases the income for the cinemas by attracting greater demand for advertising slots.

•

Value-added activities

As the digital cinema begins to use satellite transmission technology for receiving data, the cinema has the choice to provide other value-added content, such as live broadcasts of special and sports events, concerts, or seminars for distant learning or education allowing the cinema to maximize the use of resources to generate revenue.

•

Content distribution

Once formed, the JV will have the exclusive right to transmit the digitized content to other digital cinemas that are not reconstructed by the JV.  The JV will receive revenue through content transmission for the digital films within China.

Competitive advantages of the CFG/Alpha Joint Venture

•

Exclusive right in digital film transmission services for digital movies distributed by CFG across the nation.

•

License granted by SARFT for transmitting media programs through satellite to service providers; local cable companies or hotels.

•

Access to the largest and most attractive content entertainment source in China.

•

The right to operate commercial advertisement at the beginning and intermission of a digitized motion picture.

•

The right to operate value-added programs, such as live performances, concerts, and sport events at the digital cinemas.

•

The right to instruct the cinemas on the ticket price for all digitized movies showings.

•

The right to select cinemas for digital projection conversions.

•

CFG’s close ties with government assures our JV the best compliance with government regulations and assures our position in the emerging oligopoly that dominates the fast changing media industry in China.

Contract duration

The Joint Venture Agreement will valid for thirty (30) years from the date of the formation.

Equity structure

The Joint Venture will be owned 51% by CFG and 49% by the Company.

Capital Requirements

The exact amount of the capital required by the Company has not been determined, however, the Company is certain that the required investment will be only a fraction of the thirty million dollars initially reported.   The exact amount will be determined when the Joint Venture Agreement is finalized.

The Company’s comprehensive engineering study and business model was approved by China International Engineering Consulting Corporation (“CIECC”).  The approval by CIECC was required by the government prior to submission to the SARFT for approval.  The submission to SARFT was made on October 28, 2004 and management expects it to be approved shortly.  Once the approval from SARFT, the Company and CFG can form the Joint Venture.

The Company has opened and staffed a small technical office in Beijing near China Film Group for convenience.  A new website is being reconstructed to reflect our current plans.

Results of Operations for the Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Revenues. We are in our development stage and we have not generated any revenues since we began our operations.

Net Loss.   Net operating loss decreased to $146,716 for the September 30, 2004 compared to $321,489 for the September 30, 2003 due to a reduction in overhead including the close down of the large Beijing office and staff number on general administrative expenses.

Results of Operations for the Quarter Ended September 30, 2004 Compared to September 30, 2003

Net Loss.   Net operating loss decreased to $74,217 for the quarter ended September 30, 2004 compared to $77,236 for the quarter ended September 30, 2003 due to controls on general administrative expenses.

Financial Condition, Liquidity, Capital Resources

Net cash used in operations during the period ending September 30, 2004 was $126,532, which was a $154,408 decrease or 55% from the period ending September 30, 2003.  The decrease was due to decrease in project development expenses and tight control of office expenses.

The Company will continue to rely upon external financing sources to meet the cash requirements of our ongoing operations.  Management is currently seeking to raise additional funding in the form of equity or debt, or a combination thereof.  However, there is no guarantee that we will raise sufficient capital to execute its business plan.  To the extent that we are unable to raise sufficient capital, our business plan will require substantial modification and our operations will be curtailed.

The Company’s independent auditor has issued his report, which contains an explanatory paragraph as to our ability to continue as a going concern and the Company is currently addressing our liquidity requirements by the following actions:

•

We have closed the office in Beijing that was being used for the last two and one half years, opened a new office and will conduct our operations from the smaller facility.

•

We will continue to accept cash advances from management.

•

We are considering allowing our employees to tele-commute to reduce cost.

•

We will continue seeking investment capital through the issuance of both debt and equity securities in private placement to qualified investors, and

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

As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed in the reports the Company files and submits under the exchange act is recorded, processed, summarized and reported as and when required.

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

None.

Item 3  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On October 22, 2004, the Company filed an 8-K with the SEC regarding a change in management.  Effective October 15, 2004, Mr. Xuedong Hu and Mr. Jian Wang were deemed to have resigned as directors.  Mr. Fung T. Sien and Mr. Brian T. Brick, as the remaining directors, accepted the resignations.  In addition, effective October 15, 2004, the Company’s remaining Board of Directors terminated Mr. Xuedong Hu as the Chief Executive Officer of the Company.

Effective October 20, 2004, the Board of Directors held a special meeting and appointed Mr. Sien as the Company’s Chairman, Chief Executive Officer and President, to serve until his successor is duly appointed and qualified or his earlier removal or resignation from office.

The Company has opened and staffed a small technical office in Beijing near China Film Group for convenience.  A new website is being reconstructed to reflect our current plans.

Item 6.  Exhibits

  (a)   Exhibits:

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 19, 2004

ALPHA SPACECOM, INC.

By: /s/ Fung (Terence) Sien

Name:  Fung (Terence) Sien

Title:  Chief Executive Officer