Form 10KSB
period 2004-12-31
ALPHA SPACECOM INC
filed 2005-07-26
CIK 763245

U S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                         Commission file number: 0-13628

                              ALPHA SPACECOM, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                             13-3183646
            ------                                             ----------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                                    Room 710
                                Zhou Ji Building
                                No. 16 Ande Road
                               Dongcheng District
                              Beijing, 100011 China
                                011-852-2602-3761
                                -----------------
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

         Securities registered under Section 12(b) of the Exchange Act:
                                      none
                                      ----

          Securities registered under Section 12(g)of the Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [__] No [_x_] (Continued on Following Page)

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,648,157 as of July 26, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 26, 2005: 14,085,323 shares of Common Stock were issued and outstanding.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                              ALPHA SPACECOM, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I
Item 1.  Description of Business...............................................4
Item 2.  Description of Property..............................................10
Item 3.  Legal Proceedings....................................................10
Item 4.  Submission of Matters to a Vote of Security Holders..................13

PART II
Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters.....................................14
Item 6.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................15
Item 7.  Financial Statements.................................................20
Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure..39
Item 8A. Controls and Procedures..............................................39

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............40
Item 10. Executive Compensation...............................................42
Item 11. Security Ownership of Certain Beneficial Owners and Management.......42
Item 12. Certain Relationships and Related Transactions.......................43

PART IV
Item 13. Exhibits and Reports on Form 8-K.....................................44
Item 14. Principal Accountant Fees and Services...............................46

SIGNATURES....................................................................48

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

History

     Alpha Spacecom, Inc., formerly, Tridon Enterprises, Inc. ("we, "us," "our," or the "Company"), was incorporated in the State of Colorado in 1983 under the name "Turco Computer Systems, Inc." Prior to the acquisition described below we were seeking strategic partnerships with companies in the satellite business. However, due to the difficulty in raising working capital to execute our business plans, we have ceased these operations.

     On December 10, 2001, pursuant to a share exchange agreement, we acquired (the "Acquisition") from Alpha Sky Investment Limited ("ASI") all of the equity interests in both Accuhigh Investments Limited, a British Virgin Islands company, and Tidy Sum Investments Limited, a British Virgin Islands company, in exchange for 10,000,000 shares of our convertible preferred stock, which shares of convertible preferred stock are convertible into 900,000,000 shares of our Common Stock. At present, Accuhigh Investments Limited and Tidy Sum Investments Limited hold 100% equity interest in Alpha Spacecom Company Limited ("ASC"). For accounting purposes, this acquisition has been treated as a recapitalization of ASI with ASI as the acquirer. Also on December 10, 2001, Xuedong Hu, Fung Sien and Wai Man Yu were appointed as members of our Board of Directors. Brian Brick resigned from the position of Chief Executive Officer. The directors then elected Xuedong Hu as the Chairman of the Board and Chief Executive Officer and appointed Mr. Brian Brick as the Chief Operating Officer and as a member of the Board of Directors. Mr. Brick resigned his positions with us in February 2005. On April 1, 2003, Wai Man Yu resigned from the Board and Jian Wang was appointed in his stead, effective May 26, 2003. See "PART III, Item 9," below.

Subsequent Event/Control of Company

     Shareholders and potential investors should be advised that, since October 2004, there has been an ongoing dispute concerning control of our Company. This dispute has resulted in two separate lawsuits being filed. See "PART I, Item 3," below for a detailed description of these actions and the results arising therefrom.

     In June 2005, we conducted a special meeting of shareholders pursuant to notice. At this meeting, we accomplished the following:

     1. We merged with a newly formed Nevada corporation, Alpha Spacecom, Inc., in order to reincorporate our Company in the State of Nevada;

     2. Our shareholders adopted a reverse stock split, whereby one (1) share of Common Stock was issued in exchange for every ten (10) shares of Common Stock (the "Reverse Stock Split") outstanding prior to this reverse stock split, with the number of shares of Common Stock authorized following this reverse stock split to remain the same as was authorized immediately prior to the Reverse Stock Split; and

     3. Our shareholders elected three directors, including Jian Wang and Xuedong Hu, each of whom were previously directors of our Company, and Rain Zhang. Following this meeting, our Board of Directors elected Mr. Hu as our Chairman, Chief Executive Officer, President and Chief Financial Officer; Mr. Wang as our Chief Operating Officer; and Ms. Zhang as our Secretary.

     This report and the contents thereof has been prepared by Mr. Hu, in his capacity as our CEO, President, CFO and principal shareholder, as well as the Chairman of our Board of Directors and by Mr. Wang, in his capacity as a director of our Company. Our former third director, Mr. Sien, was not consulted concerning the contents of this Report, as Mr. Sien, along with others, is primarily responsible for disputing the issue of control. In drafting and filing this Report, Messrs. Hu and Wang have relied upon an Order issued by the Colorado District Court, wherein their current positions with our Company have been confirmed in March 2005. In that Order, the Court confirmed that a Board meeting held in October 2004 lacked a quorum, and Messrs. Hu and Wang were not removed from their respective Board seats or officer positions at that meeting. In deciding this issue, the Court reviewed our bylaws, our articles of incorporation, and applicable Colorado law, and determined that the Board consisted of four members in October 2004, and that the two members present at such meeting did not constitute a quorum. Mr. Sien and others continue to dispute the validity of the Court's Order and have made allegations about the ownership of the majority of the Series B Preferred Convertible shares of the Company's stock. (See "Item 3. Legal Proceedings," below).

Description of Business

     We have been a development stage company with very limited operations. Our objective has previously been to develop a Ka band communication satellite system (the "Alphacom System") that will provide broadband telecommunications services to China and neighboring Asia Pacific countries. If and when completed, the Alphacom System would have provided a wide bandwidth, high data, low cost, and high efficiency broadcast and communications SPPV platform. We planned to achieve this objective by negotiating agreements with providers of satellites and through our in-house research and development. However, as of the date of this Report and as a result of lack of operating capital, we have elected to proceed as described below and, at least temporarily, direct our efforts in a different direction.

     In March 2000, ASC signed a Memorandum of Understanding ("MOU") with China Broadcasting Film Television Satellite Company, a division of China's State Administration of Radio, Film and Television, to develop, construct, launch, maintain and operate KA band satellites for distribution of news, sports, entertainment and Satellite Pay Per View services in the People's Republic of China. The term of the MOU was extended for one year in March 2001 and expired in March 2002.

     In December 1999, ASC signed an MOU with Lockheed Martin Corporation. Under the terms of the MOU, Lockheed Martin Commercial Space Systems agreed to cooperate with ASC to develop a system design and commercial proposal to meet the requirements for ASC's satellite media system. The MOU was extended seven times before it eventually expired on April 30, 2004.

     On July 29, 2003, ASC signed a Cooperation Agreement (the "Agreement") with China Film Group ("CFG"). Under the Agreement, ASC and CFG would jointly form a Joint Venture wherein: a) CFG held 51% of ownership and ASC held 49%, and b) CFG and ASC invest RMB 200 million and US$30 million, respectively, into the Joint Venture. On July 29, 2004, the Agreement expired due to the lack of investment capital required to fund the Joint Venture. No further renewal or extension of this Agreement or continued negotiations have taken place between ASC and CFG to date since the expiration of the Agreement. ASC has never authorized any other entity to act on behalf of ASC, or on our behalf, in the development of business with CFG. Mr. Sien and others have entered into negotiations with CFG and, upon information and belief, have entered into a cooperation agreement with CFG without proper authorization. Certain unauthorized public press releases have also been issued in part by Mr. Sien through PR Newswire and our web site. None of these communications or actions was authorized by our Board of Directors.

     As a result, management believes that without additional funding, implementation of our business plan with CFG is not feasible at this time. As of the date of this Report, management has begun to seek out other private entities seeking to enter the public arena in order to either enter into a joint venture or merger. Management is of the belief that our primary attraction as a merger partner or acquisition vehicle is our status as a public, trading company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. For a more detailed description of our new business plan, see "PART II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations/Plan of Operation" below. Current shareholders and potential purchasers of our securities are strongly cautioned that the current management decisions may be effected by any subsequent resolution of the management and control disputes as more fully described in "PART I, Item 3, Legal Proceedings," below.

     Our new business plan is subject to numerous risk factors, including the following:

     We have a limited operating history, no revenue and minimal assets and our independent accountants have expressed a "going concern" opinion. Our financial statements accompanying this Report have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. We have had a limited operating history and have not generated any revenues or earnings from operations. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

     Our proposed operations are speculative. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While
management  intends  to  seek  business   combination(s)
with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

     There is a scarcity of business opportunities and combinations and there is significant competition in this arena. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of, small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be desirable target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

     There is no agreement for any business combination or other transaction and no standards for a business combination have been established. We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

     Our management will maintain control of our Company until a merger or acquisition is consummated and they devote only limited time to our business activities. While seeking a business combination, management anticipates devoting up to twenty hours per month to our business activities. None of our officers has entered into a written employment agreement with us and none is expected to do so in the foreseeable future. We have not obtained key man life insurance on any of our officers or directors. Notwithstanding the combined limited experience and time commitment of our management, loss of the services of any of these individuals could adversely affect our development and our likelihood of continuing operations. See "PART III, Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act."

     Our management may have conflicts of interest. Our officers and directors may in the future participate in business ventures that could be deemed to compete directly with us. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our officers or directors are involved in the management of any firm with which we transact business. Management has adopted a policy that if we seek a merger with, or acquisition of, any entity in which any member of our management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest, such members of management shall abstain from voting in their respective capacity.

     Reporting requirements may delay or preclude an acquisition. Sections 13 and 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by us. We do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by us, there is no assurance we will be successful in completing any such business combination.

     Our proposed activities may be limited to those engaged in by business opportunities which we merge with or acquire. Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one business opportunity. Consequently, our inability to diversify our activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our future operations.

     We may become subject to additional governmental regulations. Although we will be subject to regulation under the Securities Exchange Act of 1934, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

     A business combination involving the issuance of our common shares will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in our Company. Any business combination may require our management to sell or transfer all or a portion of our common shares held by them, or resign as members of our Board of Directors. The resulting change in control could result in removal of one or more present officers and directors of our Company and a corresponding reduction in or elimination of their participation in our future affairs.

     There is a significant chance that consummation of a business combination will result in significant dilution to our existing shareholders. Our primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in our issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued common shares would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in control or management.

     There are disadvantages of a blank check offering. We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

     Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity. However, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

     The requirement of audited financial statements may disqualify a business opportunity. Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us rather than incur the expenses associated with preparing audited financial statements.

Trademarks/Tradenames

     We currently do not have any registered trademarks or tradenames, although we expect this to change as we move towards the commercialization of our technology.

Government Regulations

     We are not subject to any extraordinary governmental regulations relating to our business.

Employees

     We presently have three (3) employees Mr. Hu, our CEO, CFO and President; Mr. Wang, our Chief Operating Officer; and Ms. Zhang, our Secretary, none of whom receive a salary. See

"PART III, Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" below.

Competition

     We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than we do. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

ITEM 2.  DESCRIPTION OF PROPERTY.

     During our fiscal year ended December 31, 2004 and through April 2005, we operated from our previous headquarters in Hong Kong at Room 1305, 13/F Progress Commercial Building, 7-17 Irving Street, Causeway Bay, Hong Kong, and conducted our operations at facilities located in 11B11, Han Wei Plaza, No. 7 Guang Hua Road, Chao Yang District, Beijing, China, which we rented on a month-to-month basis at $6,846 per month. This space consisted of 400 square feet of executive office space. Subsequently, in April 2005, we moved our principal place of business to the offices of our current President and Chief Executive Officer, located at Room 710, Zhou Ji Building, No. 16 Ande Road, Dongcheng District, Beijing, 100011 China. This space consists of 1,660 square feet of executive office space. Mr. Hu provides this space to us on a rent-free basis. See "PART II, Item 12, Certain Relationships and Related Transactions."

     We have no other properties.

ITEM 3.  LEGAL PROCEEDINGS

     Two legal proceedings currently exist and are related to the December 2001 Share Exchange Agreement between Tridon Enterprises (currently Alpha Spacecom, Inc.), Alpha Sky Investment Limited, and Tridon Trust. All references to "Tridon" below include both of the aforesaid Tridon entities who brought the legal proceedings. Each of the below described matters also involve a dispute over the identity and authority of our current management and include allegations related to the ownership of 9,777,775 shares of our Series B Preferred Convertible Stock. The allegations were brought by Mr. Sien and other individuals, not by Messrs. Hu and Wang. Messrs. Hu and Wang have signed this Report and have taken the position that they represent two of the three current members of our Board of Directors and represent a majority of our Board of Directors. Current shareholders and potential purchasers of our securities are strongly cautioned that the matters described below have not been litigated to completion and investors should review the details of these matters from independent sources prior to making any investment decisions.

Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, Jian Wang, and Alpha Sky Investment LTD., Case Number 04 CV 9819, District Court, City and County of Denver, Colorado

     On or about November 29, 2004, a law suit was filed by Tridon in the Colorado District Court located in Denver, Colorado. The suit was authorized on our behalf by two of our then four directors. The complaint filed in that case contained four basic claims: (1) to have the judge declare that Xuedong Hu and Jian Wang resigned their positions as directors by their conduct effective October 15, 2004; (2) to have the judge declare that the remaining directors lawfully removed Xuedong Hu as our Chief Executive Officer, effective October 15, 2004; (3) to have the judge order the removal of Hu and Wang under the guidelines of Colorado law for alleged dishonest and fraudulent conduct; and (4) asking the judge to rescind the December 2001 Share Exchange Agreement.

     After the suit was filed, Xuedong Hu, pursuant to the laws of the State of Colorado, issued a written request that we hold a special shareholder meeting to address several issues. On or about January 19, 2005, two of our four directors sent Mr. Hu a letter declining to hold the requested meeting, stating that they did not consider him to be a shareholder of our Company.

     On or about January 13, 2005, all three defendants (Hu, Wang and Alpha Sky) filed a motion to dismiss all four claims. On or about January 26, 2005, Xuedong Hu filed a motion with the Colorado District Court under Colorado law to compel us to hold the requested special shareholder meeting. Tridon filed responses to the motions filed by Hu, Wang, and Alpha Sky. The Colorado District Court Judge held a hearing on the motions on March 18, 2005. At the conclusion of the hearing, the Judge entered an Order and findings orally. The substance of that Order was later reduced to writing, and a copy of that Order was attached to our Form 8-K filed with the SEC on or about April 7, 2005. In part, that Order dismissed the first two claims asserted by Tridon, required us to hold the requested special shareholder meeting, and found that Xuedong Hu is entitled to vote at the special shareholder meeting since he remains the beneficial owner of more than 82% of our outstanding securities. At the conclusion of the hearing, the Judge also requested that the attorney for Mr. Hu, Mr. Wang, and Alpha Sky prepare a written form of Order and submit it to the Court. The written Order was ultimately signed by the Judge on March 30, 2005.

     On March 25, 2005, Tridon filed a voluntary notice of dismissal of its claims with the Colorado District Court. Subsequent to the Court's March 30, 2005 written Order, Tridon filed a motion asking the Court to vacate its Order and declare that it lacked jurisdiction as a result of the notice of dismissal. In the filings, Tridon claimed that the voluntary notice of dismissal removes the Court's authority to sign the written Order, and that the oral ruling was not valid until reduced to writing and signed. Mr. Hu, Mr. Wang, and Alpha Sky filed responses to the Tridon filings, arguing that the Order entered by the Court remains valid. On May 11, 2005, the Court issued a second Order stating that its original Order was entered March 18, 2005, prior to the dismissal, and that it retained jurisdiction to sign and enforce its written Order.

     Tridon filed a Notice of Appeal with the Colorado Court of Appeals on June 15, 2005, Case No. 05 CA 1244. Tridon also filed a Petition for Rule To Show Cause with the Colorado

Supreme Court on June 15, 2005, Case No. 05SA180. On June 22, 2005, the Colorado Supreme Court denied the Petition. The Court of Appeals case remains pending, and is in its early stages.

     While that appeal is pending, the Colorado District Court's Orders of March 18, 2005 and May 11, 2005 are in effect. Those Orders provide that the Board meeting removing Mr. Hu and Mr. Wang were not valid, and as a result Mr. Hu was not properly or lawfully removed as our CEO or a member of the Board. Similarly, Mr. Wang was not properly or lawfully removed from our Board of Directors. In reliance upon this Court Order, Messrs. Hu and Wang have continued to perform their respective duties owed to us, including but not limited to executing and filing this Report.

Tridon Trust v. Xuedong Hu, Alpha Sky Investment Limited, Alpha Spacecom Company Limited, and Does 1-10, Case No. CV05 3295DT(RCx), U.S. District Court, Central District of California

     On May 3, 2005, Tridon Trust filed a suit in the Federal District Court located in Los Angeles, California. Tridon Trust is a shareholder of our Company, and Alpha Spacecom Company Limited is a subsidiary of our Company as a result of the prior Share Exchange Agreement of December 9, 2001. The suit seeks damages based upon alleged fraud and misrepresentations leading up to the Share Exchange Agreement closing. The suit also seeks to rescind the Share Exchange Agreement.

     On the date filed, Tridon Trust also asked the Court to enter temporary injunctive relief requiring that Xuedong Hu provide Mr. Sien or another representative of Alpha Spacecom, Inc. with the current SEC codes necessary to file documents through the EDGAR electronic filing system. The Judge denied Tridon's request on May 3, 2005.

     Mr. Hu and Alpha Sky Investment Limited filed a motion to dismiss all of the claims in this case. Prior to the date set for hearing, the attorney representing Tridon Trust filed a First Amended Complaint, changing the claims and the parties. Alpha Sky Investment Limited and Alpha Spacecom Company Limited are no longer defendants, Alpha Spacecom, Inc. has been added as a plaintiff, and the Securities and Exchange Commission has been added as a defendant. We did not authorize this action.

     The First Amended Complaint filed in the case seeks to have the Court declare that the actions taken at the June 13, 2005 special shareholder meeting were invalid based upon alleged violations of federal securities laws relating to the information required for a valid proxy statement. The allegations also question the ownership interest in a large block of Series B Preferred
Convertible Stock, 9,777,775 shares in total. These allegations suggest that certain stock powers were signed in favor of Paul Ebeling, but do not ask the Court to address the ownership of the shares in question.

     Shareholders and potential investors are strongly cautioned not to rely on the lawsuit allegations related to the ownership of the majority of the Series B Preferred Convertible shares. The allegations are part of the present management and have not been proven. The plaintiffs in this case also have not asked the Court to declare the ownership interest in the applicable shares.

     Shareholders and potential investors are also strongly cautioned not to rely on the Schedule 13D filed by Paul Ebeling or upon prior press releases beginning on March 18, 2005. Mr. Ebeling claims to have acquired ownership of 9,777,775 shares of Series B Preferred Convertible Stock through stock powers effective May 31, 2005. Prior to that time, a press release was issued March 18, 2005 without proper authorization stating that 9.55 million shares of the Series B Preferred Convertible stock had been returned by an individual to the Company and cancelled. Shareholders and potential investors are advised to review all public information, including the Company's 8-K filing dated July 2, 1999, filed on July 6, 1999, related to Mr. Ebeling's resignation as an officer and director of Tridon Enterprises, Inc. Both Mr. Ebeling's claims and the allegations in the California federal court suit directly conflict with the Colorado District Court Orders issued March 18, 2005 and May 11, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the three-month period ended December 31, 2004.

Subsequent Event

     In June 2005, we conducted a special meeting of shareholders pursuant to notice. At this meeting, we accomplished the following:

     1. We merged with a newly formed Nevada corporation, Alpha Spacecom, Inc., in order to reincorporate our Company in the State of Nevada;

     2. Our shareholders adopted a reverse stock split, whereby one (1) share of Common Stock was issued in exchange for every ten (10) shares of Common Stock (the "Reverse Stock Split") outstanding prior to this reverse stock split, with the number of shares of Common Stock authorized following this reverse stock split to remain the same as was authorized immediately prior to the Reverse Stock Split; and

     3. Our shareholders elected three directors, including Jian Wang and Xuedong Hu, each of whom were previously directors of our Company, and Rain Zhang. Following this meeting, our Board of Directors elected Mr. Hu as our Chairman, Chief Executive Officer, President and Chief Financial Officer; Mr. Wang as our Chief Operating Officer; and Ms. Zhang as our Secretary.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     During our fiscal year ended December 31, 2004, our Common Stock traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "ASPC." Subsequently, because of our failure to timely file reports pursuant to the Securities Exchange Act of 1934, as amended, with the SEC, we were delisted from the Bulletin Board. Our Common Stock currently trades on the "pink sheets" under the symbol "ASCM." We intend to cause an application to be filed with the NASD in the near future to re-list our Common Stock for trading on the OTCBB once we are current in our SEC filings. There can be no assurance that our application will be approved by the NASD.

     The following table sets forth the high and low sales prices for the shares of our Common Stock as reported on the OTCBB for each quarterly period of the last two fiscal years. The bid prices listed below represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, breakdowns or commissions and may not represent actual transactions. The prices listed are presented on a pre-reverse stock split basis. Subsequently, we engaged in a reverse stock split whereby one (1) share of common stock was issued in exchange for every ten (10) shares then issued and outstanding.

                                                   Bid Price
                                          --------------------------
         Quarter Ended                      High               Low
         -------------                    --------           -------

         March 31, 2003                    $0.024            $0.0085
         June 30 , 2003                    $0.034            $0.0085
         September 30, 2003                $0.050            $0.0125
         December 31, 2003                 $0.035            $0.023

         March 31, 2004                    $0.059            $0.025
         June 30, 2004                     $0.081            $0.036
         September 30, 2004                $0.051            $0.025
         December 31, 2004                 $0.07             $0.03

     As of July 26, 2005, the closing bid price of our Common Stock was $0.33, which is post reverse stock split.

     (b) Holders. At December 31, 2004, we had approximately 3,100 holders of record, not including those shares held in "street name." At December 31, 2004, the transfer agent and registrar for our Common Stock was Computershare Trust Company, Inc., Golden, Colorado. However, this relationship was terminated in July 2005 and our new transfer agent is Corporate Stock Transfer, Inc., Denver, Colorado.

     (c) Dividends. We did not pay any dividends on our Common or Preferred Stock during the two years ended December 31, 2004. Management does not foresee that we will have the ability to pay a dividend on our Common or Preferred Stock in the fiscal year ended December 31, 2005. See "PART II, Item 7, Financial Statements."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

     During our fiscal year ended December 31, 2004, we generated no revenues. Our operating expenses, which consisted solely of general and administrative expenses, were $52,281 during our fiscal year ended December 31, 2004, compared to operating expenses of $462,137 during our fiscal year ended December 31, 2003, a decrease of $409,856. This decrease was primarily a result of our abandoning of our previous business plan. See "PART I, Item I, Description of Business" above, for a more detailed explanation of our activities in this regard.

     As a result, we incurred a net loss of ($70,418) (less than $0.01 per share), during our fiscal year ended December 31, 2004, compared to a net loss of ($462,137) during our fiscal year ended December 31, 2003 (less than $0.01 per share). Because we did not generate revenues during the year ended December 31, 2004 and 2003, the following is our Plan of Operation, rather than a comparison of results of operations.

Plan of Operation

     We intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for its securities. We have no particular acquisitions in mind but as of the date of this Report, we have entered into various discussions regarding such a business combination, but there is no definitive agreement with any third party as of the date of this Report.

     We have no full time paid employees. Our Chief Executive Officer/President, Chief Operating Officer and our Secretary have each agreed to allocate a portion of their time to our business activities, without compensation. They anticipate that our business plan can be implemented by their devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

General Business Plan

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "PART II, Item 7 - Financial Statements." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

     We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

     We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all shareholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     We have, and will continue to have, a limited amount of capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered, trading company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or

10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of who is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to their attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

     Management, while not especially experienced in matters relating to our new business, shall rely upon their own efforts and, to a much lesser extent, the efforts of our shareholders, in accomplishing our business purposes. It is not anticipated that we will utilize any outside consultants or advisors to effectuate our business purposes described herein. However, if we do retain such an outside consultant or advisor, any cash fee earned by such party will need to be paid by the prospective merger/acquisition candidate, as we have no cash assets with which to pay such obligation. There have been no contracts or agreements with any outside consultants and none are anticipated in the future.

     We will not restrict our search for any specific kind of firms, but may acquire a venture that is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

Acquisition of Opportunities

     In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that our present management and shareholders will no longer be in control of our Company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders.

     It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have successfully consummated a merger or acquisition and we are no longer considered a "shell" company. Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future, if such a market develops, of which there is no assurance.

     While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which would result in significant dilution in the equity of such shareholders.

     As part of our investigation, our officers and directors will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of us and other parties, the management of the opportunity and our relative negotiation strength and such other management.

     With respect to any merger or acquisition, negotiations with target company management is expected to focus on the percentage of stock which the target company shareholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our then shareholders.

     We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

     As stated hereinabove, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

Liquidity and Capital Resources

     At December 31, 2004, we had no available cash.

     We have financed our general and administrative expenses primarily through advances from officers and shareholders. At December 31, 2003, the Company had $1,345,808 in Director and shareholder advances outstanding that were unsecured, non-interest bearing and due on demand. Additional shareholder advances of $176,729 were unsecured and bore interest at 9.5% per annum.

     During 2004, we were advanced approximately $42,000 by related parties for general and administrative expenses. At December 31, 2004, we had $1,388,010 in Director and shareholder advances outstanding that were unsecured, non-interest bearing and due on demand.

     Because we are not currently required to pay salaries to any of our officers or directors, management believes that we have sufficient funds to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future.

Critical Accounting Policies and Estimates

     We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

     > The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     > Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003. During the year ended December 31, 2004, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during 2004.

ITEM 7.  FINANCIAL STATEMENTS

                              ALPHA SPACECOM, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 2004 & 2003

                              ALPHA SPACECOM, INC.
                        Consolidated Financial Statements



                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

INDEPENDENT AUDITORS' REPORT
De Joya & Company                                                            F-1

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Ronald R. Chadwick, P.C.                                                     F-2

FINANCIAL STATEMENTS

         Consolidated balance sheets                                         F-4
         Consolidated statements of operations                               F-5
         Consolidated statements of stockholders' deficit                    F-6
         Consolidated statements of cash flows                               F-7
         Notes to consolidated financial statements                          F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Alpha Spacecom Incorporated and Subsidiaries
Hong Kong

We have audited the accompanying consolidated balance sheet of Alpha Spacecom Incorporated and Subsidiaries (the "Company"), as of December 31, 2003, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended and cumulative during development stage. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern as discussed in Note 1. The Company has been in the development stage since its inception of December 9, 1998. However, the Company has sustained substantial operating losses during development stage. In addition, the Company's total liabilities exceed total assets by $1,696,138. The Company also has a commitment to provide $30,000,000 (Note 8) in connection with a Cooperation Agreement with the China Film Group Corporation (Note 1). In view of these matters, the Company's continued existence is dependent upon the Company's ability to meet its future financing requirements, the success of future operations and the ability to raise money to meet its capital commitment. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to those matters also are described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya & Company
De Joya & Company
Las Vegas, Nevada
May 17, 2004
                                       F-1

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Alpha Spacecom, Inc.
Hong Kong

I have audited the accompanying consolidated balance sheet of Alpha Spacecom, Inc. and Subsidiaries (a development stage company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended and for the period from inception of the development stage (August 19, 1998) through December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The Company's financial statements as of and for the year ended December 31, 2003, and for the period from inception of the development stage (August 19, 1998) through December 31, 2003 were audited by other auditors whose report, dated May 17, 2004, included an explanatory paragraph describing going concern issues as discussed in Note 2 to the financial statements. The financial statements for the period from inception of the development stage (August 19, 1998) through December 31, 2003 reflect a net loss applicable to common stockholders of $2,182,384 of the related total. The other auditors' report has been furnished to me, and in my opinion, insofar as it relates to the amounts for such prior period, is based solely on the report of such other auditors.

Except as discussed in the following paragraph, I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

I was unable to verify $464,050 of the $471,101 in accounts payable included in the Company's December 31, 2004 consolidated balance sheet, due to insufficient accounting records; nor was I able to satisfy myself as to the existence or holders of the $464,050 in accounts payable by other auditing procedures.

In my opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had I been able to examine evidence regarding the $464,050 in accounts payable, the consolidated financial statements referred to in the first paragraph above present fairly, in all material respects, the consolidated financial position of Alpha Spacecom, Inc. and Subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended and for the period from inception of the development stage (August 19, 1998) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                            s/Ronald R. Chadwick, P.C.
July 12, 2005                               RONALD R. CHADWICK, P.C.








































                                       F-3
                                                                              25


                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                   Dec. 31, 2004  Dec. 31, 2003
                                                                   -------------  -------------
ASSETS

   Current assets
         Cash                                                       $        --    $       440
         Other receivables, deposits and prepayments                         --          2,071
                                                                    -----------    -----------
                Total current assets                                         --          2,511
                                                                    -----------    -----------

         Fixed assets, net                                                   --            962
                                                                    -----------    -----------
                                                                             --            962
                                                                    -----------    -----------

   Total Assets                                                     $        --    $     3,473
                                                                    ===========    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

   Current liabilities
         Accrued payables                                           $   471,101    $   501,345
         Related party advances                                       1,388,010      1,345,808
         Shareholder advances                                                --        176,729
                                                                    -----------    -----------
             Total current liabilties                                 1,859,111      2,023,882
                                                                    -----------    -----------

   Total Liabilities                                                  1,859,111      2,023,882
                                                                    -----------    -----------

   Stockholders' Deficit
         Preferred stock, 20,000,000 shares authorized:
             Series A, $.001 par value; 23,000 shares designated;
                7% cumulative, convertible; 23,000 shares
                issued and outstanding at Dec. 31, 2004 & 2003               23             23
             Series B, $.0001 par value in 2004;
                $.001 par value in 2003;
                10,000,000 shares designated; convertible;
                9,587,111 and 9,626,000 shares issued and
                outstanding at Dec. 31, 2004 & 2003                         959          9,626
         Common stock, $.0001 par value in 2004;
             $.001 par value in 2003;
             2,000,000,000 shares authorized;
             136,038,452 and 119,286,000 shares issued and
              outstanding at Dec. 31, 2004 and 2003                      13,603        119,286
         Common stock subscribed                                        (50,000)
         Additional paid in capital                                     429,106         33,040
         Deficit accumulated during the development stage            (2,252,802)    (2,182,384)
                                                                    -----------    -----------

   Total Stockholders' Deficit                                       (1,859,111)    (2,020,409)
                                                                    -----------    -----------

   Total Liabilities and Stockholders' Deficit                      $        --    $     3,473
                                                                    ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Period From
                                                                                   Aug. 19, 1998
                                                                                   (Inception)
                                                  Year Ended       Year Ended           To
                                                 Dec. 31, 2004    Dec. 31, 2003    Dec. 31, 2004
                                                 -------------    -------------    -------------
Revenue                                          $          --    $          --    $          --
                                                 -------------    -------------    -------------

Operating expenses:
     General and administrative                         52,281          462,137        1,819,768
                                                 -------------    -------------    -------------
                                                        52,281          462,137        1,819,768
                                                 -------------    -------------    -------------

Gain (loss) from operations                            (52,281)        (462,137)      (1,819,768)
                                                 -------------    -------------    -------------
Other income (expense):
     Cost of share exchange                                 --               --         (415,013)
     Interest expense                                  (18,137)              --          (18,137)
     Other                                                  --               --              116
                                                 -------------    -------------    -------------
                                                       (18,137)              --         (433,034)
                                                 -------------    -------------    -------------
Income (loss) before
     provision for income taxes                        (70,418)        (462,137)      (2,252,802)

Provision for income tax                                    --               --               --
                                                 -------------    -------------    -------------

Net income (loss)                                $     (70,418)   $    (462,137)   $  (2,252,802)
                                                 =============    =============    =============
Net income (loss) per share
(Basic and fully diluted)                        $       (0.00)   $       (0.00)
                                                 =============    =============

Weighted average number of
common shares outstanding                          129,336,042      104,868,000
                                                 =============    =============




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       F-5

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                            Deficit
                             Common Stock     Preferred Series A  Preferred Series B                       Accumulated
                                        Par                                   Par      Common              During the     Stock-
                                     Value (1)       ($.001 Par)            Value (1)   Stock     Paid In  Development    holders'
                            Shares    Amount   Shares   Amount     Shares    Amount   Subscribed  Capital     Stage       Deficit
                         ----------- --------  ------ ----------  --------- --------- ----------  -------- -----------  -----------
Balances at
   December 31, 2002      99,119,000 $ 99,119  23,000 $       23  9,833,331 $   9,833 $       --  $     -- $(1,720,247) $(1,611,272)


Sales of commmon stock     1,767,000    1,767      --         --         --        --         --    51,233          --       53,000


Conversion of
   preferred series B     18,400,000   18,400      --         --   (207,331)     (207)        --   (18,193)         --           --

Gain (loss) for the year          --       --      --         --         --        --         --        --    (462,137)    (462,137)
                         ----------- --------  ------ ----------  --------- --------- ----------  -------- -----------  -----------

Balances at
   December 31, 2003     119,286,000 $119,286  23,000 $       23  9,626,000 $   9,626         --  $ 33,040 $(2,182,384) $(2,020,409)

Par value adjustment (1)          -- (107,357)     --         --         --    (8,664)        --   116,021          --           --

Issuance of common
   stock for receivable    1,666,667      166      --         --         --        --    (50,000)   49,834          --           --

Compensatory
   stock issuances        11,585,785    1,158      --         --         --        --         --   230,558          --      231,716

Conversion of
   preferred series B      3,500,000      350      --         --    (38,889)       (3)        --      (347)         --           --

Gain (loss) for the year          --       --      --         --         --        --         --        --     (70,418)     (70,418)
                         ----------- --------  ------ ----------  --------- --------- ----------  -------- -----------  -----------

Balances at
   December 31, 2004     136,038,452 $ 13,603  23,000 $       23  9,587,111 $     959 $  (50,000) $429,106 $(2,252,802) $(1,859,111)
                         =========== ========  ====== ==========  ========= ========= ==========  ======== ===========  ===========

(1) $.0001 in 2004 and $.001 in 2003


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                       F-6

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Period From
                                                                               Aug. 19, 1998
                                                                                (Inception)
                                                  Year Ended     Year Ended         To
                                                Dec. 31, 2004   Dec. 31, 2003  Dec. 31, 2004
                                                -------------   -------------  -------------
Cash Flows From Operating Activities:
     Net income (loss)                          $     (70,418)  $    (462,137) $  (2,252,802)

     Adjustments to reconcile net loss
     to net cash provided by (used for)
     operating activities:
          Depreciation and amortization                    --          24,065        117,270
          Asset write offs                                962           2,517          3,479
          Bad debts                                        --              --          2,777
          Receivables, deposits & prepayments           2,071          31,098             --
          Cost of share exchange                           --              --        107,093
          Accrued payables                             24,743         160,099        526,088
          Compensatory stock issuances                     --              --            600
                                                -------------   -------------  -------------
             Net cash provided by (used for)
               operating activities                   (42,642)       (244,358)    (1,495,495)
                                                -------------   -------------  -------------

Cash Flows From Investing Activities:
         Fixed asset purchases                             --              --       (120,749)
                                                -------------   -------------  -------------
             Net cash provided by (used for)
               investing activities                        --              --       (120,749)
                                                -------------   -------------  -------------




                          (Continued On Following Page)


         The accompanying notes are an integral part of the consolidated financial statements.




                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Continued From Previous Page)
                                                                                Period From
                                                                               Aug. 19, 1998
                                                                                (Inception)
                                                  Year Ended     Year Ended         To
                                                Dec. 31, 2004   Dec. 31, 2003  Dec. 31, 2004
                                                --------------  -------------  -------------

Cash Flows From Financing Activities:
     Sales of common stock                                  --         10,000         54,282
     Common stock purchase deposits                         --             --             --
     Related party advances                             42,202        342,902      2,099,169
     Related party repayments                               --       (114,363)      (713,936)
     Shareholder advances                                   --             --        176,729
                                                --------------  -------------  -------------
       Net cash provided by (used for
       financing activities                             42,202        238,539      1,616,244
                                                --------------  -------------  -------------

Net Increase (Decrease) In Cash                           (404)        (5,819)            --

Cash At The Beginning Of the Period                        440          6,259             --
                                                --------------  -------------  -------------

Cash At The End of the Period                   $           --  $         440  $          --
                                                ==============  =============  =============

Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------

2003
----
Clearing of liability to related party for $324,271

2004
----
The Company issued 11,585,785 common shares to retire a shareholder advance of
$176,729 plus accrued interest of $54,987, and issued 1,666,667 common shares for a receivable of $50,000.

Supplemental Disclosure
-----------------------

Cash paid for interest                          $           --  $          --  $          --
Cash paid for income taxes                      $           --  $          --  $          --


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alpha Spacecom, Inc. formerly, Tridon Enterprises, Inc. (the "Company") was incorporated in the State of Colorado in 1983 under the name Turco Computer Systems, Inc. The Company has conducted limited operations in the formation of satellite communications partnerships and is considered a development stage company as more fully defined in Financial Accounting Standards Board Statement No.7. On December 10, 2001, pursuant to the terms of the share exchange agreement, the Company acquired from Alpha Sky Investment Limited ("Alpha Sky") all of its equity interest in Accuhigh Investments Limited, a British Virgin Islands company and Tidy Sum Investments Limited, a British Virgin Islands company in exchange for 10,000,000 shares of convertible preferred stock convertible into 900,000,000 shares of common stock of Company. The transaction resulted in Alpha Sky obtaining a majority voting interest in the Company. For accounting purposes, the transaction has been treated as an acquisition and re-capitalization of the Company. The historical financial statements prior to December 10, 2001 are those of Alpha Sky.

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Alpha Spacecom, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Property and equipment
----------------------

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. At December 31, 2003 the Company had $9,836 in leasehold improvements, equipment and furniture which was offset by $8,874 in accumulated depreciation and amortization, for a net book value of $962. These assets were written off in 2004. Depreciation expense in 2003 was $24,065.

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition
-------------------

Revenue is recognized on an accrual basis as earned under contract terms.

Income tax
----------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share
---------------------------

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments
---------------------

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets
-----------------

In accordance with Statement of Financial Accounting Standard 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Foreign Currency
----------------

The Company currently conducts limited operations, and has chosen the US dollar as its designated operating currency. If the Company's foreign operations increase, it will in all likelihood designate the currency of each country in which it operates as the functional operating currency for that area, at which time foreign assets and liabilities will generally be translated into U.S. dollars at current exchange rates, and revenues and expenses translated at average exchange rates during the year. Resulting translation adjustments will be reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses will be included in consolidated operations.

Recent Accounting Pronouncements
--------------------------------

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs (An Amendment of ARB No. 43, Chapter 4)". SFAS 151 amends and clarifies financial accounting and reporting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Company has adopted the provisions of SFAS No. 151 which are effective in general for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions (An Amendment of FASB Statements No. 66 and 67)". SFAS 152 amends FASB 66 and 67 to reference the accounting and reporting guidance for real estate time-sharing transactions provided for in AICPA Statement of Position 04-2. of The Company has adopted the provisions of SFAS No. 152 which are effective for financial statements for fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets (An Amendment of APB No. 29)". SFAS 153 amends Opinion 29 to eliminate the fair value accounting exception for nonmonetary exchanges of similar productive assets, and replaces that exception with a general exception for nonmonetary assets that do not have commercial substance. The Company has adopted the provisions of SFAS No. 153 which are effective in general for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations and has a large working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. In addition, the Company hopes to generate revenues from the establishment of satellite communications networks in East Asia. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company has financed its general and administrative expenses primarily through advances from officers and shareholders. At December 31, 2003 the Company had $1,345,808 in Directors and shareholder advances outstanding which were unsecured, non-interest bearing and due on demand. Additional shareholder advances of $176,729 were unsecured and bore interest at 9.5% per annum.

During 2004, the Company was advanced approximately $42,000 by related parties for general and administrative expenses. At December 31, 2004 the Company had $1,388,010 in Directors and shareholder advances outstanding which were unsecured, non-interest bearing and due on demand.

In April 2005, the Company moved its principal place of business to the offices of its current President and Chief Executive Officer, located at Room 710, Zhou Ji Building, No. 16 Ande Road, Dongcheng District, Beijing, 100011 China. This space consists of 1,660 square feet of executive office space and is provided to the Company by the Officer on a rent-free basis.

NOTE 4. INCOME TAX

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

During the year ended December 31, 2004 the Company incurred a loss of $70,418 resulting in a deferred tax benefit of approximately $27,000, which has been offset by a 100% valuation allowance. Due to management changes, deferred taxes prior to 2004 are unknown to management at the present time, although the Company has no tax liability in the United States. The Company is subject to income taxes when operating in other countries at tax rates effective in those countries. The Company has provided for no income taxes foreign or domestic as it has incurred losses since the date of inception.

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

NOTE 5.  STOCKHOLDERS' EQUITY

Common stock
------------

The Company as of December 31, 2004 and 2003 had 2,000,000,000 shares of authorized common stock, $.0001 par value in 2004 and $.001 par value in 2003, with 136,038,452 and 119,286,000 shares issued and outstanding. During 2004 the Company issued 11,585,785 common shares to retire an accrued advance from a shareholder in the amount of $231,716, including principal of $176,729 and interest of $54,987. The Company issued 1,666,667 shares for $50,000 in cash, however as receipt of the cash by the Company has not yet been verified by current management, the Company has recorded a common stock receivable of $50,000 pending final verification of receipt in that amount. Also in 2004, a shareholder converted 38,889 Series B preferred shares to 3,500,000 shares of common stock at a conversion ratio of 90 for 1.

Preferred stock
---------------

The Company as of December 31, 2004 & 2003 had 20,000,000 shares of authorized preferred stock, out of which 23,000 shares remain designated as Series A, $.001 par value, 7% cumulative convertible preferred stock ("Series A"), and 10,000,000 shares are designated as Series B, $.0001 par value in 2004 and $.001 par value in 2003, convertible preferred stock ("Series B").

Series A:

At December 31, 2004 & 2003 the Company had 23,000 Series A shares outstanding. Each Series A share has a par value of $.001, is convertible into 40 shares of the Company's common stock with no further consideration, and yields dividends at 7.0% per annum. Due to misplaced records from management changes, the Company currently can not verify the preferential rights, if any, of the Series A with regard to dividends or liquidation to either common stock or to the Series B. Also due to lost records, although the amount cannot currently be verified absolutely, the Company may have as much as $238,013 in cumulative dividends in arrears. These dividends have not been declared by the Board of Directors. Voting rights of the Series A, if any, cannot currently be verified.

Series B:

At December 31, 2004 & 2003 the Company had 9,587,111 and 9,626,000 Series B shares outstanding. Each Series B share has a par value of $.0001 ($.001 in 2003) and is convertible into 90 shares of the Company's common stock with no further consideration. The Series B has preferential liquidation rights but no preferential dividend rights to common stock. Due to misplaced records from management changes, the Company currently cannot verify the preferential rights, if any, of the Series B with regard to dividends or liquidation to the Series A. The Series B carries voting rights at 90 votes for each share of Series B owned.

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

NOTE 6.  LEGAL PROCEEDINGS

In November, 2004, a lawsuit was filed in the District Court for the City and County of Denver, Colorado by certain former Officers and Directors claiming to represent the Company and by Tridon Trust (an entity controlled by a former Director) as Plaintiffs (collectively referred to as "Former Directors" and "Tridon") The suit sought to have the Court confirm the alleged resignation of Mr. Xuedong Hu, Chief Executive Officer and current Director, and Mr. Jian Wang, current Director, each of who asserted that they had not resigned their respective positions with the Company. The action also sought to rescind the 2001 Share Exchange Agreement with Alpha Sky Investment Limited ("Alpha Sky") through which Mr. Hu received his beneficial ownership interest in the Company. In January, 2005, a motion to dismiss was filed on behalf of Mr. Hu and Mr. Wang, which denied the allegations contained in the compliant.

A hearing was held on various motions filed in this matter on March 18, 2005. On March 30, 2005, a Colorado District Court Judge signed an Order ruling that Mr. Hu retained his beneficial ownership in the Company's common stock and that the attempt by the Former Directors to remove Mr. Hu and Mr. Wang from their positions as Directors did not comply with Colorado law. The Judge also held that a Board meeting held on October 1, 2004 and continued to October 15, 2004, lacked a quorum and could not effectively terminate Mr. Hu's position as the Company's CEO. Finally, the Court ruled as valid a demand tendered by Mr. Hu that the Company hold a special shareholders meeting to consider the election of Directors and other matters pursuant to the laws of the State of Colorado. This meeting was held June 13, 2005.

On March 25, 2005, Tridon filed a voluntary notice of dismissal of its claims with the Colorado Court. Subsequent to the Court's March 30, 2005 written Order, Tridon filed a motion asking the Court to vacate its Order and declare that it lacked jurisdiction as a result of the notice of dismissal. In the filings, Tridon claimed that the voluntary notice of dismissal removes the Court's authority to sign the written order, and that the oral ruling was not valid until reduced to writing and signed. Mr. Hu, Mr. Wang, and Alpha Sky filed responses to the Tridon filings, arguing that the Order entered by the Court remains valid. On May 11, 2005, the Court issued a second Order stating that its original order was entered March 18, 2005, prior to the dismissal, and that it retained jurisdiction to sign and enforce its written Order.

Tridon filed a notice of appeal with the Colorado Court of Appeals June 15, 2005; Case No. 05 CA 1244. Tridon also filed a Petition for Rule To Show Cause with the Colorado Supreme Court on June 15, 2005; Case No. 05SA180. On June 22, 2005, the Colorado Supreme Court denied the Petition. The Court of Appeals case remains pending, and is in its early stages.

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

NOTE 6.  LEGAL PROCEEDINGS (Continued):

While that appeal is pending, the Colorado District Court's Orders of March 18, 2005 and May 11, 2005 are in effect. Those Orders provide that the Board meetings removing Mr. Hu and Mr. Wang were not valid, and as a result Mr. Hu was not properly or lawfully removed as the Company's CEO or a member of the Board. Similarly, Mr. Wang was not properly or lawfully removed from the Board of Directors. In reliance upon this Court Order, Messrs. Hu and Wang have continued to serve as Officers and Directors.

On May 3, 2005, Tridon Trust as plaintiff, filed a suit in the Federal District Court located in Los Angeles, California, naming Xuedong Hu, Alpha Sky Investment Limited, and Alpha Spacecom Company Limited as defendants. Tridon Trust is a shareholder of the Company, and Alpha Spacecom Company Limited is a subsidiary of the Company as a result of the prior Share Exchange Agreement of December 10, 2001. The suit seeks damages based upon alleged fraud and misrepresentations leading up to the Share Exchange Agreement closing. The suit also seeks to rescind the Share Exchange Agreement.

On the date  filed,  Tridon  Trust  also  asked  the  Court  to enter  temporary injunctive relief requiring that Xuedong Hu provide certain alleged representatives of Alpha Spacecom, Inc. with the current SEC codes necessary to file documents through the Edgar system. The Judge denied Tridon Trust's request on May 3, 2005.

Mr. Hu and Alpha Sky Investment Limited filed a motion to dismiss all of the claims in this case. Prior to the date set for hearing, the attorney representing Tridon Trust filed a First Amended Complaint, changing the claims and the parties. Alpha Sky Investment Limited and Alpha Spacecom Company Limited are no longer defendants, Alpha Spacecom, Inc. has been added as a plaintiff, and the Securities and Exchange Commission has been added as a defendant. The Company under the current Board of Directors did not authorize this action.

The First Amended Complaint filed in the case seeks to have the Court declare that the actions taken at the June 13, 2005 special shareholder meeting were invalid based upon alleged violations of Federal securities laws relating to the information required for a valid proxy statement. The allegations also question the ownership interest in a large block of Series B Preferred Convertible Stock, 9,777,775 shares in total.

The outcomes of this suit and of the case pending before the Colorado Court of Appeals are undecided at the current time. A ruling by either Court rescinding the results of the June 13, 2005 shareholders' meeting or recognizing previous removal of the current

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

NOTE 6.  LEGAL PROCEEDINGS (Continued):

Board could restore control of the Company to the Former Directors. The Former Directors could recognize obligations, contracts and expense amounts for 2004 not recognized by the current Board. Therefore, a Court ordered change in Board control of the Company could result in substantial and material changes to the 2004 financial statements. Such possible changes are currently indeterminable and inestimable.

NOTE 7.  CONTINGENCIES AND OTHER MATTERS

In July 2003, the Company, through its subsidiary Alpha Spacecom Company Limited, executed a cooperation agreement with China Film Group Corporation ("CFG") calling for large funding commitments by both parties ($30,000,000 by the Company). The agreement and contemplated business activities set forth therein expired on July 28, 2004, unfunded by either party.

The Company plans to conduct operations in the Peoples' Republic of China ("PRC"), and in doing so will be subject to special considerations and significant risks not typically associated with investments in North American and Western European countries. The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

NOTE 8. SUBSEQUENT EVENTS

On June 13, 2005 the Company held a special shareholders meeting in Hong Kong. As a result of the meeting, the Company was reorganized as a Nevada corporation, with 200,000,000 million authorized common shares, $.001 par value, and 50,000,000 million authorized preferred shares, $.001 par value. The Company also affected a 1 for 10 reverse stock split, with every 10 common shares outstanding (or the convertible equivalent if preferred stock) becoming 1 share.

Matters referenced to Notes 1 and 8 regarding the China Film Group Corporation by the May 17, 2004 Independent Auditors' Report are now addressed in Note 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective May 10, 2004, we dismissed Spear, Safer, Harmon & Co. ("SSHC"), as our independent accountants. Effective May 10, 2004, we engaged De Joya & Company, as our new independent accountants.

     Effective May 9, 2005, we dismissed De Joya & Company as our independent accountants. Effective May 9, 2005, we engaged Kabani & Company as our new independent accountants. Because of the controversy regarding the control of our Company discussed in PART I, Item 1 above, Kabani & Company elected not to proceed as our independent accountant and did not perform any accounting services on our behalf. On June 13, 2005, our Board of Directors then elected to retain Ronald R. Chadwick, P.C. ("Chadwick") as our independent accountant to audit our financial statement for our fiscal year ending December 31, 2004, and include such report as part of our annual report on Form 10-KSB for our fiscal year ending December 31, 2004. There were no consultations between us and Chadwick prior to their appointment. The dismissal of De Joya & Company was approved by our Board of Directors. The audited financial statements of Ronald
R. Chadwick, P.C. for our fiscal year ended December 31, 2004, are included below in this report.

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls
----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors and officers as of the date of this Report are as follows:

                  Name            Age                      Position
         ---------------------    ---    -----------------------------------

         Xuedong Hu               41     Chief Executive Officer, President,
                                         Chief Financial Officer and a Director

         Jian Wang                29     Chief Operating Officer, Director

         Rain Zhang               29     Secretary, Director

     Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Our officers are appointed by our Board of Directors and serve at the pleasure of the Board, subject to any rights under employment agreements.

     There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

Resumes. Following are the biographies of our current management.

     Xuedong Hu. Since December 2001, Mr. Hu has been the Chairman of the Board and Chief Executive Officer of our Company. He was appointed our Chief Financial Officer in April 2005. He began his professional career in the technology business in China in the mid-1990's. In 1997, he explored the feasibility of a Ka regional system for Asia Pacific. He devotes substantially all of his time to the business of our Company.

     Jian Wang. Mr. Wang assumed his position as Chief Operating Officer and a Director with us in June 2003 and was previously responsible for the development of the Digital Cinema and Satellite-Pay-Per-View projects in China, until we abandoned these projects. From June

2002 through February 2003, he was a system engineer with us. From May 2000 through May 2002, he was a technical leader for Digital Media Gateway Corp. He received a Bsc degree in 1998 from Communication University of China with a degree in electronic engineering. He devotes substantially all of his time to the business of our Company.

     Rain Zhang. Since March 2003, Ms. Zhang has been self-employed, doing business as Pinnacle International LLC, a New York limited liability company engaged in providing financial consulting services to small public and private companies internationally. Prior, from March 2002 through February 2003, Ms. Zhang was employed by Benchmark Capital Group, New York, NY, as a as a research analyst. From September 2001 through February 2002, she was unemployed. Ms. Zhang received a Masters of Business Administration degree from Case Western University in 2001 and a Bachelor degree in economics from the University of International Business and Economics in Bejing, China in 1998. She devotes substantially all of her time to the business of our Company.

MEETINGS OF THE BOARD OF DIRECTORS
AND COMMITTEES OF THE BOARD OF DIRECTORS

     Our operations are managed under the supervision of our Board of Directors, which has the ultimate responsibility for the establishment and implementation of our general operating philosophy, objectives, goals and policies.

     During fiscal 2004, our Board of Directors held no valid meetings.

     During fiscal 2004, the Board of Directors had no committees. Management intends to establish both an Audit Committee and Compensation Committee once we begin to generate revenues in the future.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During our fiscal year ended December 31, 2004, there were no changes in the holdings of any of our officers and directors, or our principal shareholders. Therefore, no reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration

     The following table reflects all forms of compensation for services to us for the years ended December 31, 2004 and 2003, of our Chief Executive Officer, as well as those persons who received in excess of $100,000 in annual compensation from us during the aforesaid time.

                           SUMMARY COMPENSATION TABLE

                                                  Long Term  Compensation
                                            ----------------------------------
                     Annual Compensation            Awards             Payouts
                    ----------------------  -------------------------  -------
                                    Annual  Restricted   Securities             All Other
  Name and                          Compen-    Stock     Underlying      LTIP    Compen-
 Principal          Salary  Bonus   sation    Awards    Options/SAR's  Payouts   sation
  Position    Year    ($)    ($)      ($)       ($)          (#)         ($)       ($)
-----------   ----  ------  ------  ------  ----------  -------------  -------  ---------
Xuedong Hu,   2003  $    0  $    0  $    0  $        0        0        $     0  $       0
Chairman,
President     2004  $    0  $    0  $    0  $        0        0        $     0  $       0

     We have adopted a policy whereby we reimburse officers and directors for out of pocket expenses incurred by each of them in the performance of their relevant duties. However, we did not reimburse any officer or director for any such expenses during the fiscal year ended December 31, 2004.

     We have no stock plan for employees, but may adopt one in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The table below lists the beneficial ownership of our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all our directors and officers as a group as of the date of this Report. The numbers indicated in the table reflect conversion of our outstanding Series B Preferred Stock, each share of which is convertible into 9 shares of our Common Stock. In July 2005, we adopted a reverse stock split. The figures listed below are also presented on a post-reverse stock split basis. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

     Name and Address             Amount and Nature of
   of Beneficial Owner          Beneficial Ownership(1)(2)      Percent of Class
   -------------------          --------------------------      ----------------

Hu Xue Dong                          82,120,000 Shares                87.3%
Room 710, Zhou Ji Building
No. 16 Ande Road
Dongcheng District, Beijing,
100011 China

All Officers and Directors           82,120,000 Shares                87.3%
as a Group (3 Persons)

(1) Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this Report are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. As of the date of this Report, there were no options or warrants issued or outstanding.

(2) Mr. Hu owns 9,124,445 shares of Series B Convertible Preferred Stock, which are convertible into 82,120,000 shares of Common Stock of our Company. Upon conversion, the 82,120,000 will be owned indirectly through Mr. Hu's controlling interest in the following entities: (i) 51,120,000 through Alpha Sky Investment Limited, (ii) 1,000,000 through Project Connect Limited, (iii) 2,000,000 through Sino Advantage Limited, (iv) 4,000,000 through Sparkle Success Limited, (v) 5,000,000 through Choice Rich Investments Limited, (vi) 9,000,000 through Glory Asset Investments Limited, and (vii) 10,000,000 through Success Day Investments Limited.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have financed our general and administrative expenses primarily through advances from officers and shareholders. At December 31, 2003, we had $1,345,808 in Director and shareholder advances outstanding that were unsecured, non-interest bearing and due on demand. Additional shareholder advances of $176,729 were unsecured and bore interest at 9.5% per annum.

     During 2004, we were advanced approximately $42,000 by related parties for general and administrative expenses. At December 31, 2004, we had $1,388,010 in Director and shareholder advances outstanding that were unsecured, non-interest bearing and due on demand.

     In April 2005, we moved our principal place of business to the offices of our current President and Chief Executive Officer, located at Room 710, Zhou Ji Building, No. 16 Ande Road, Dongcheng District, Beijing, 100011 China. This space consists of 1,660 square feet of executive office space. Mr. Hu provides this space to us on a rent free basis.

     Except as stated above or as stated elsewhere, no member of management, executive officer or security holder had any direct or indirect interest in any other transaction with us.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits
   --------

Exhibit
Number      Description
------      -----------

2.1 Share Exchange Agreement dated as of December 10, 2001. Incorporated herein by reference from our filing on Form 8-K filed on December 21, 2001.

2.2 Agreement and Plan of Merger between the Company and Alpha Spacecom, Inc., a Nevada corporation, dated as of June 16, 2005.*

3.1 Articles of Incorporation as filed with the Nevada Secretary of State.*

3.2         Bylaws.*

3.3         Articles of Merger as filed with the Nevada Secretary of State.*

21.1        Subsidiaries of the Company.

31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1        Code of Conduct and Ethics
-------------------
* filed herewith

(b) Reports on Form 8-K.
    --------------------

     On or about October 20, 2004, a report on Form 8-K was filed without our authority, advising of the resignation of Messrs. Hu and Wang as officers and directors of our Company and the appointment of various individuals as executive officers. Pursuant to the Order entered by the Colorado District Court, the involuntary resignation of Messrs. Hu and Wang were not undertaken in conformity with the laws of the State of Colorado. Additionally, the relevant meetings appointing those persons to those offices described in the relevant report was unauthorized and was held without a quorum. Shareholders and potential investors should disregard the appointment of these individuals as officers of our Company. See "PART I, Item 3, Legal Proceedings."

Subsequent Events

         In May 2005, we filed a report on Form 8-K, advising of the termination of DeJoya & Company as our independent accountants and the appointment of Kabani & Company, Inc. as our independent accountants. Thereafter, in June 2005, we filed an amendment to this report, advising that Kabani & Company, Inc. elected not to proceed as our independent accountant due to the control issue described above herein and the appointment of Ronald R. Chadwick, P.C. as our independent accountant. See "PART II, Item 8," above.

     In April 2005, we filed a report on Form 8-K, advising of the ruling by the Colorado District Court relevant to the litigation described in "PART I, Item 3," above.

     In addition, in February 2005, January 2005 and in October 2004, reports on Form 8-K were filed on our behalf without authority by those individuals who were attempting to gain control of our Company, advising of changes in management. The reports which were filed without authority contained erroneous information and should not be relied upon, except for the resignation of Mr. Brian Brick as an officer and director of our Company, who, based upon information and belief, did resign his positions. However, those persons included in the aforesaid reports as accepting management positions with our Company were not appointed by our Board of Directors or in accordance with the laws of the State of Colorado. See "PART I, Item 3, Legal Proceedings."

     On or about February 8, 2005, a report on Form 8-K was filed without our authority, advising of the appointment of various individuals as executive officers. Pursuant to the Order entered by the Colorado District Court, the relevant meetings appointing these persons to those offices described in the relevant report was unauthorized and was held without a quorum. Shareholders and potential investors should disregard the appointment of these individuals as officers of our Company. However, our Board of Directors did subsequently accept the resignation of Mr. Brick. See "PART I, Item 3, Legal Proceedings."

     On or about January 25, 2005, a report on Form 8-K was filed without our authority, advising of the appointment of various individuals as executive officers. Pursuant to the Order entered by the Colorado District Court, the relevant meetings appointing these persons to those offices described in the relevant report was unauthorized and was held without a quorum. Shareholders and potential investors should disregard the appointment of these individuals as officers of our Company. See "PART I,
Item 3, Legal Proceedings."

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our Board of Directors reviews and approves audit and permissible non-audit services performed by our independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and our appointment of De Joya & Company and subsequently, Kabani & Company as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Kabani & Company in fiscal years ended December 31, 2004, were approved by our Board of Directors.

Audit Fees
----------

     The aggregate fees billed by Ronald R. Chadwick, P.C. for professional services for the audit of our annual financial statements for 2004 was $32,000.

     The aggregate fees billed by Kabani & Company for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2004 was $0.

     The aggregate fees billed by De Joya & Company for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2004 was $35,000, net of expenses.

     Because of the issue of control of our Company, our current management has been unable to ascertain the aggregate fees billed and paid by Spear, Safer, Harmon & Co., our independent auditors until May 2004, for professional services relating to the audit of our annual financial statements and the reviews of our financial statements included in our quarterly reports on Form 10-QSB for 2003 and 2004.

Audit-Related Fees
------------------

     There were no other fees billed by our current or prior independent auditors during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees
--------

     The aggregate fees billed by Ronald R. Chadwick, P.C. during the last fiscal year for professional services rendered for tax compliance for fiscal year ended December 31, 2004 was $0.

     The aggregate fees billed by Kabani & Company during the last fiscal year for professional services rendered for tax compliance for fiscal year ended December 31, 2004 was $0.

     The aggregate fees billed by De Joya & Company during the last fiscal year for professional services rendered for tax compliance for fiscal year ended December 31, 2004 was $0.

     We have been unable to ascertain the aggregate fees billed by Spear, Safer, Harmon & Co. during the last two fiscal years for professional services rendered for tax compliance for our fiscal years ended December 31, 2004 and 2003 for the reasons stated above.

All Other Fees
--------------

     Upon  information and belief,  there were no other fees billed by Ronald R.
Chadwick, P.C., Kabani & Company, De Joya & Company, or Spear, Safer, Harmon & Co. during the last two fiscal years for products and services provided.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2005.

                                        ALPHA SPACECOM, INC.
                                        (Registrant)


                                        By:s/ Xuedong Hu
                                           -------------------------------------
                                           Xuedong Hu, Chief Executive Officer


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 26, 2005.


s/Xuedong Hu
--------------------------------------
Xuedong Hu, Director

s/ Jian Wang
--------------------------------------
Jian Wang, Director

s/ Rain Zhang
--------------------------------------
Rain Zhang, Director