Form 10KSB/A
period 2004-12-31
ALPHA SPACECOM INC
filed 2005-08-17
CIK 763245

U S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A1

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


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $4,362,023 as of August 15, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 16, 2005: 79,085,306 shares of Common Stock were issued and outstanding.


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


PART II
Item 5.  Market for the Registrant's Common Equity and
              Related Stockholder Matters.....................................14
Item 6.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................15
Item 7.  Financial Statements.................................................20
Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure..36
Item 8A. Controls and Procedures..............................................36



PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act...............37
Item 10. Executive Compensation...............................................39
Item 11. Security Ownership of Certain Beneficial Owners and Management.......40
Item 12. Certain Relationships and Related Transactions.......................41

PART IV
Item 13. Exhibits and Reports on Form 8-K.....................................41
Item 14. Principal Accountant Fees and Services...............................43



SIGNATURES....................................................................46

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

ITEM 7.  FINANCIAL STATEMENTS

                              ALPHA SPACECOM, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS


                            December 31, 2004 & 2003
                                  (Unaudited)

                              ALPHA SPACECOM, INC.
                        Consolidated Financial Statements



                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS


         Consolidated balance sheets                                         F-1
         Consolidated statements of operations                               F-2
         Consolidated statements of stockholders' deficit                    F-3
         Consolidated statements of cash flows                               F-4
         Notes to consolidated financial statements                          F-6


                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                    (Unaudited)    (Unaudited)
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

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    (Unaudited)
                                                                                    Period From
                                                                                   Aug. 19, 1998
                                                  (Unaudited)      (Unaudited)     (Inception)
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

                                       F-2

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                  (Unaudited)


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

                                       F-3

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                (Unaudited)
                                                                                Period From
                                                                               Aug. 19, 1998
                                                  (Unaudited)    (Unaudited)    (Inception)
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




                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                         (Continued From Previous Page)
                                                                                (Unaudited)
                                                                                Period From
                                                                               Aug. 19, 1998
                                                  (Unaudited)   (Unaudited)   (Inception)
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


     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that, during our fiscal year ended December 31, 2004, our disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act, due primarily to our inability to confirm certain expenses incurred by those persons purported to be in management positions with our Company during our fiscal year ended June 30, 2004. As disclosed under "Part I, Item 1, Description of Business," above, a dispute arose during our 2004 fiscal year relating to control of our Company. Those persons purported to be acting as management incurred expenses that they represented to our then independent accountant as due from us. In accordance with the recent Colorado District Court ruling (more fully described under "Part I, Item 3, Legal Proceedings"), as well as the recently held special meeting of our shareholders, we believe that the issue of our management has been resolved in accordance with applicable law. While the issue of the alleged expenses incurred by the opposing group remains outstanding, it is the position of our current management that, until further review of these expenses is conducted to ascertain whether these expenses were duly authorized by our Board of Directors, this issue remains outstanding. See "Part I, Item 1, Description of Business" and "Part I, Item 3, Legal Proceedings."

     Because we believe that the issue of our management has been resolved, our Principal Executive Officer now has concluded that, subsequent to the end of our 2004 fiscal year, our disclosure controls and procedures are now effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.


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

     Name and Address             Amount and Nature of
   of Beneficial Owner          Beneficial Ownership(1)(2)      Percent of Class
   -------------------          --------------------------      ----------------


Hu Xue Dong(1)                       61,119,990 Shares                60.5%
Room 710, Zhou Ji Building
No. 16 Ande Road
Dongcheng District, Beijing,
100011 China

Jian Wang(1)                         10,000,000 Shares                 9.9%
Room 710, Zhou Ji Building
No. 16 Ande Road
Dongcheng District, Beijing,
100011 China

Rain Zhang(1)                        10,000,000 Shares                 9.9%
Room 710, Zhou Ji Building
No. 16 Ande Road
Dongcheng District, Beijing,
100011 China

All Officers and Directors           81,119,990 Shares                80.3%
as a Group (3 Persons)

(1)  Oficer and director of our Company.
(2) Common Stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this Report are deemed to be outstanding and to be beneficially owned by the holder thereof for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. As of the date of this Report, there were no options or warrants issued or outstanding.

(3) Includes 2,333,333 shares of Series B Convertible Preferred Stock owned by Mr. Hu, which are convertible into 21,000,000 shares of Common Stock of our Company. Upon conversion, the 21,000,000 common shares will be owned indirectly through Mr. Hu's controlling interest in Alpha Sky Investment Limited.


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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits
   --------

Exhibit
Number      Description
------      -----------

2.1 Share Exchange Agreement dated as of December 10, 2001. Incorporated herein by reference from our filing on Form 8-K filed on December 21, 2001.


2.2 Agreement and Plan of Merger between the Company and Alpha Spacecom, Inc., a Nevada corporation, dated as of June 16, 2005. Incorporated herein by reference from our filing on Form 10-KSB for our fiscal year ended December 31, 2004, filed on July 26, 2005.

3.1 Articles of Incorporation as filed with the Nevada Secretary of State. Incorporated herein by reference from our filing on Form 10-KSB for our fiscal year ended December 31, 2004, filed on July 26, 2005.

3.2 Bylaws. Incorporated herein by reference from our filing on Form 10-KSB for our fiscal year ended December 31, 2004, filed on July 26, 2005.

3.3         Articles of Merger as filed with the Nevada Secretary of State.
            Incorporated herein by reference from our filing on Form 10-KSB for our fiscal year ended December 31, 2004, filed on July 26, 2005.


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

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this amendment to its Report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2005.


                                        ALPHA SPACECOM, INC.
                                        (Registrant)


                                        By:s/ Xuedong Hu
                                           -------------------------------------
                                           Xuedong Hu, Chief Executive Officer



     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 16, 2005.



s/Xuedong Hu
--------------------------------------
Xuedong Hu, Director

s/ Jian Wang
--------------------------------------
Jian Wang, Director

s/ Rain Zhang
--------------------------------------
Rain Zhang, Director