Form 10KSB/A
period 2004-12-31
ALPHA SPACECOM INC
filed 2005-11-29
CIK 763245

U S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A2
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                        Commission file number: 000-13628

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

         Securities registered under Section 12(g) of the Exchange Act:

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

State issuer's revenues for its most recent fiscal year:  $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,706,878 as of November 29, 2005.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 29, 2005: 100,085,393 shares of Common Stock were issued and outstanding.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                              ALPHA SPACECOM, INC.

                                                                            PAGE
                                                                           ----

Facing Page
Index

PART I
Item 1.       Description of Business..........................................4
Item 2.       Description of Property.........................................10
Item 3.       Legal Proceedings...............................................10
Item 4.       Submission of Matters to a Vote of Security Holders.............13

PART II
Item 5.       Market for the Registrant's Common Equity
                  and Related Stockholder Matters.............................14
Item 6.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................15
Item 7.       Financial Statements............................................20
Item 8.       Changes in and Disagreements on Accounting
                  and Financial Disclosure....................................39
Item 8A.      Controls and Procedures.........................................39

PART III
Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act...........40
Item 10.      Executive Compensation..........................................42
Item 11.      Security Ownership of Certain Beneficial Owners and Management..42
Item 12.      Certain Relationships and Related Transactions..................43

PART IV
Item 13.      Exhibits and Reports on Form 8-K................................44
Item 14.      Principal Accountant Fees and Services..........................46

SIGNATURES............................................................        48

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

     On December 10, 2001, pursuant to a share exchange agreement, we acquired from Alpha Sky Investment Limited ("ASI") all of the equity interests in both Accuhigh Investments Limited, a British Virgin Islands company, and Tidy Sum Investments Limited, a British Virgin Islands company, in exchange for
10,000,000  shares  of  our  convertible   preferred  stock,   which  shares  of
convertible preferred stock are convertible into 900,000,000 shares of our Common Stock (the "Acquisition"). At present, Accuhigh Investments Limited and Tidy Sum Investments Limited hold 100% equity interest in Alpha Spacecom Company Limited ("ASC"). For accounting purposes, this acquisition has been treated as a recapitalization of ASI with ASI as the acquirer. Also on December 10, 2001, Xuedong Hu, Fung Sien and Wai Man Yu were appointed as members of our Board of Directors. Brian Brick resigned from the position of Chief Executive Officer. The directors then elected Xuedong Hu as the Chairman of the Board and Chief Executive Officer and appointed Mr. Brian Brick as the Chief Operating Officer and as a member of the Board of Directors. Mr. Brick resigned his positions with us in February 2005. On April 1, 2003, Wai Man Yu resigned from the Board and Jian Wang was appointed in his stead, effective May 26, 2003. See "PART III,
Item 9," below.

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

     2. Our shareholders adopted a reverse stock split, whereby one (1) share of Common Stock was issued in exchange for every ten (10) shares of Common Stock outstanding prior to this reverse stock split (the "Reverse Stock Split"), with the number of shares of Common Stock authorized following this Reverse Stock Split to remain the same as was authorized immediately prior to the Reverse Stock Split. All references in this report to our issued and outstanding Common Stock are presented on a post reverse split basis; and

     3. Our shareholders elected three directors, including Jian Wang and Xuedong Hu, each of whom were previously directors of our Company, and Rain Zhang. Following this meeting, our Board of Directors elected Mr. Hu as our Chairman, Chief Executive Officer, President and Chief Financial Officer; Mr. Wang as our Chief Operating Officer; and Ms. Zhang as our Secretary.

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

     On July 29, 2003, ASC signed a Cooperation Agreement (the "Agreement") with China Film Group ("CFG"). Under the Agreement, ASC and CFG would jointly form a Joint Venture wherein: a) CFG held 51% of ownership and ASC held 49%, and b) CFG and ASC invest RMB 200 million and US$30 million, respectively, into the Joint Venture. On July 29, 2004, the Agreement expired due to the lack of investment capital required to fund the Joint Venture. No further renewal or extension of this Agreement or continued negotiations have taken place between ASC and CFG to date since the expiration of the Agreement. ASC has never authorized any other entity to act on behalf of ASC, or on our behalf, in the development of business with CFG. Mr. Sien and others have entered into negotiations with CFG and, upon information and belief, have entered into a cooperation agreement with CFG without proper authorization. Certain unauthorized public press releases have also been issued in part by Mr. Sien through PR Newswire and our web site. The issuance of these press releases and the other actions described above were not authorized by our Board of Directors.

     As a result, management believes that without additional funding, implementation of our business plan with CFG is not feasible at this time. As of the date of this Report, management has begun to seek out other private entities seeking to enter the public arena in order to either enter into a joint venture or merger. Management is of the belief that our primary attraction as a merger partner or acquisition vehicle is our status as a public, trading company. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to our present stockholders. For a more detailed description of our new business plan, see "PART II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Operation" below. Current shareholders and potential purchasers of our securities are strongly cautioned that the current management decisions may be affected by any subsequent resolution of the management and control disputes as more fully described in "PART I, Item 3, Legal Proceedings," below.

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

TRADEMARKS/TRADENAMES

     We currently do not have any registered trademarks or tradenames, although we expect this to change.

GOVERNMENT REGULATIONS

     We are not subject to any extraordinary governmental regulations relating to our business.

EMPLOYEES

     We presently have three (3) employees: Mr. Hu, our CEO, CFO and President; Mr. Wang, our Chief Operating Officer; and Ms. Zhang, our Secretary, none of whom receive a salary. See "PART III, Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act" below.

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

     We have no other properties.

ITEM 3.  LEGAL PROCEEDINGS

     We are involved in two legal proceedings related to the December 2001 Share Exchange Agreement between Tridon Enterprises (currently Alpha Spacecom, Inc.), Alpha Sky Investment Limited, and Tridon Trust. All references to "Tridon" below refer to both Tridon entities, the Company (now Alpha Spacecom, Inc. formerly Tridon Enterprises) and Tridon Trust, one of our shareholders.

     Each of the below described matters also involve (1) a dispute over the identity and authority of our current management, (2) the validity of actions taken at a special meeting of shareholders held June 13, 2005, and (3) certain allegations related to the ownership of 9,555,553 shares of our Series B Preferred Convertible Stock. The actions were brought by Mr. Sien and other individuals, not by Messrs. Hu and Wang. Current shareholders and potential purchasers of our securities are strongly cautioned that the matters described below have not been litigated to completion and investors should review the details of these matters from independent sources prior to making any investment decisions.

Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, Jian Wang, and Alpha Sky Investment LTD., Case Number 04 CV 9819, District Court, City and County of Denver, Colorado

     On or about November 29, 2004, Tridon filed a law suit in the Colorado District Court located in Denver, Colorado. Our current management believes that this suit was not properly authorized, as this action was taken by only two of our then four directors. The complaint filed in that case contained four basic claims: (1) to have the judge declare that Xuedong Hu and Jian Wang resigned their positions as directors by their conduct effective October 15, 2004; (2) to have the judge declare that the remaining directors lawfully removed Xuedong Hu as our Chief Executive Officer, effective October 15, 2004; (3) to have the judge order the removal of Messrs. Hu and Wang under the guidelines of Colorado law for alleged dishonest and fraudulent conduct; and (4) asking the judge to rescind the December 2001 Share Exchange Agreement.

     After the suit was filed, Xuedong Hu, pursuant to the laws of the State of Colorado, issued a written request that we hold a special shareholder meeting to address several issues. On or about January 19, 2005, two of our four directors sent Mr. Hu a letter declining to hold the requested meeting, stating that they did not consider him to be a shareholder of our Company by virtue of the Colorado law suit filing seeking rescission.

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

     Tridon filed a Notice of Appeal with the Colorado Court of Appeals on June 15, 2005, Case No. 05 CA 1244. Tridon also filed a Petition for Rule To Show Cause with the Colorado Supreme Court on June 15, 2005, Case No. 05SA180. On June 22, 2005, the Colorado Supreme Court denied the Petition. The Court of Appeals case remains pending. Tridon's brief was due in the Colorado Court of Appeals on or about October 24, 2005, but Tridon requested an extension and now the brief is due to be filed November 28, 2005. The briefs for Messrs. Hu and Wang, and Alpha Sky will be due thirty days thereafter. We do not anticipate a decision on this case before Spring 2006.

     Tridon did not request any stay of the existing Orders, so while the appeal is pending, the Colorado District Court's Orders of March 18, 2005 and May 11, 2005 remain in effect. Those Orders provide that the Board meeting removing Mr. Hu and Mr. Wang was not valid. As a result Mr. Hu was not properly or lawfully removed as our CEO or a member of the Board. Similarly, Mr. Wang was not properly or lawfully removed from our Board of Directors. In reliance upon these Court Orders, Messrs. Hu and Wang have continued to perform their respective duties owed to us, including but not limited to executing and filing this Report.

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

     On the date filed, Tridon Trust also asked the Court to enter a temporary order for injunctive relief requiring that Xuedong Hu provide Mr. Sien or another representative of Alpha Spacecom, Inc. with the current SEC codes necessary to file documents through the EDGAR electronic filing system. The Judge denied Tridon's request.

     Mr. Hu and Alpha Sky Investment Limited filed a motion to dismiss all of the claims in this case. Prior to the date set for hearing, the attorney representing Tridon Trust filed a First Amended Complaint, changing the claims and the parties. Alpha Sky Investment Limited and Alpha Spacecom Company Limited are no longer defendants, Alpha Spacecom, Inc. has been added as a plaintiff, and the Securities and Exchange Commission has been added as a defendant. We did not authorize this action. The caption for this case is now: Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, the United States Securities and Exchange Commission and Does 1-10, United States District Court for the Central District Of California, Case No. CV05 3295DT(RCx).

     Since the First Amended Complaint was filed, the Court heard Xuedong Hu's motion to dismiss and denied that motion based upon the nature of the federal claims asserted. Subsequently, Tridon requested the Court issue a temporary injunction against the U.S. Securities and Exchange Commission requiring that they provide access codes to the Plaintiffs. That request was denied.

     The First Amended Complaint filed in the case seeks to have the Court declare that the actions taken at the June 13, 2005 special shareholder meeting were invalid based upon alleged violations of federal securities laws relating to the information required for a valid proxy statement. Tridon alleges that under Section 14a of the Securities and Exchange Act of 1934, the Notice of Meeting & Proxy Statements issued by us for our Special Meeting of Shareholders held June 13, 2005 violated federal regulations because they were allegedly not sent to all shareholders of record and failed to contain a copy of our annual report. The allegations also question the ownership interest in a large block of Series B Convertible Preferred Stock, 9,555,553 shares in total. These allegations suggest that certain stock powers were signed in favor of Paul A. Ebeling, but do not ask the Court to address the ownership of the shares in question. Mr. Ebeling is not a party to this law suit.

     Shareholders and potential investors are strongly cautioned not to rely on the lawsuit allegations, including those related to the ownership of the majority of the Series B Convertible Preferred shares. The allegations have not been fully litigated at this time and the stock ownership allegations directly conflict with the Colorado District Court orders that are in place.

     Shareholders and potential investors are also strongly cautioned not to rely on the Schedule 13D filed by Paul A. Ebeling or upon prior press releases issued through PR Newswire or our web site which is not controlled by current management. Mr. Ebeling claims to have acquired ownership of 9,555,553 shares of Series B Preferred Convertible Stock through stock powers effective May 31, 2005. Prior to that time, two press releases were issued on March 18, 2005 and April 12, 2005, both without proper authorization from us. The first stated that
9.55 million shares of the Series B Convertible Preferred stock had been returned by an individual to us and cancelled. The April release stated that the shares in question had been returned to us on June 21, 2004. We have also recently received a request to convert additional Series B Preferred shares of stock from a representative associated with the Plaintiffs. These shares do not appear to have been lawfully issued and we have declined to convert them to Common Stock and have asked the requesting parties to provide information about the issuance of these shares. Accordingly, shareholders and potential investors are strongly advised to review all public information, including the Colorado Court Orders issued March 18, 2005 and May 11, 2005, and all public documents filed with the Securities and Exchange Commission or available from other sources.

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

     2. Our shareholders adopted a reverse stock split, whereby one (1) share of Common Stock was issued in exchange for every ten (10) shares of Common Stock outstanding prior to this reverse stock split (the "Reverse Stock Split"), with the number of shares of Common Stock authorized following this Reverse Stock Split to remain the same as was authorized immediately prior to the Reverse Stock Split; and

     3. Our shareholders elected three directors, including Jian Wang and Xuedong Hu, each of whom were previously directors of our Company, and Rain Zhang. Following this meeting, our Board of Directors elected Mr. Hu as our Chairman, Chief Executive Officer, President and Chief Financial Officer; Mr. Wang as our Chief Operating Officer; and Ms. Zhang as our Secretary.

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

                                                        Bid Price
                                                    ----------------
         Quarter Ended                                High     Low
         -------------                              -------- -------

         March 31, 2003                              $0.024  $0.0085
         June 30, 2003                               $0.034  $0.0085
         September 30, 2003                          $0.050  $0.0125
         December 31, 2003                           $0.035  $0.023

         March 31, 2004                              $0.059  $0.025
         June 30, 2004                               $0.081  $0.036
         September 30, 2004                          $0.051  $0.025
         December 31, 2004                           $0.07   $0.03

     As of November 21, 2005, the closing bid price of our Common Stock was $0.12, (post reverse split).

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ De Joya & Company
--------------------------
De Joya & Company
Las Vegas, Nevada
May 17, 2004

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

In my opinion, based on my audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Spacecom, Inc. and Subsidiaries at December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended and for the period from inception of the development stage (August 19, 1998) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                  s/ Ronald R. Chadwick, P.C.
November 1, 2005                                  RONALD R. CHADWICK, P.C.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                   Dec. 31, 2004 Dec. 31, 2003
                                                                   ------------   -----------
  ASSETS

  Current assets

        Cash                                                       $        --    $       440
        Other receivables, deposits and prepayments                      2,071
                                                                   -----------    -----------
               Total current assets                                         --          2,511
                                                                   -----------    -----------

        Fixed assets, net                                                   --            962
                                                                   -----------    -----------
                                                                            --            962
                                                                   -----------    -----------

  Total Assets                                                     $        --    $     3,473
                                                                   ===========    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

  Current liabilities
        Accrued payables                                           $   471,101    $   501,345
        Related party advances                                       1,388,010      1,345,808
        Shareholder advances                                           176,729             --
                                                                   -----------    -----------
            Total current liabilties                                 1,859,111      2,023,882
                                                                   -----------    -----------

  Total Liabilities                                                  1,859,111      2,023,882
                                                                   -----------    -----------
  Stockholders' Deficit
        Preferred stock, 20,000,000 shares authorized:
            Series A, $.001 par value; 23,000 shares designated;
               7% cumulative, convertible; 23,000 shares
               issued and outstanding at Dec. 31, 2004 & 2003               23             23
            Series B, $.0001 par value in 2004;
               $.001 par value in 2003;
               10,000,000 shares designated; convertible;
               9,587,111 and 9,626,000 shares issued and
               outstanding at Dec. 31, 2004 & 2003                         959          9,626
        Common stock, $.0001 par value in 2004;
            $.001 par value in 2003;
            2,000,000,000 shares authorized;
            136,038,452 and 119,286,000 shares issued and
             outstanding at Dec. 31, 2004 and 2003                      13,603        119,286
        Common stock subscribed                                        (50,000)           --
        Additional paid in capital                                     429,106         33,040
        Deficit accumulated during the development stage            (2,252,802)    (2,182,384)
                                                                   -----------    -----------

  Total Stockholders' Deficit                                       (1,859,111)    (2,020,409)
                                                                   -----------    -----------

  Total Liabilities and Stockholders' Deficit                      $      --      $     3,473
                                                                   ===========    ===========

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Period From
                                                               Aug. 19, 1998
                                                                (Inception)
                                    Year Ended   Year Ended         To
                                  Dec. 31, 2004 Dec. 31, 2003  Dec. 31, 2004
                                  ------------   -----------   ------------


Revenue                           $        --    $        --   $         --
                                  ------------   -----------   ------------

Operating expenses:
     General and administrative         52,281       462,137      1,819,768
                                  ------------   -----------   ------------
                                        52,281       462,137    1,819,768
                                  ------------   -----------   ------------

Gain (loss) from operations            (52,281)     (462,137)    (1,819,768)
                                  ------------   -----------   ------------

Other income (expense):
     Cost of share exchange                 --            --       (415,013)
     Interest expense                  (18,137)           --        (18,137)
     Other                                  --            --            116
                                  ------------   -----------   ------------
                                       (18,137)           --       (433,034)
                                  ------------   -----------   ------------
Income (loss) before
     provision for income taxes        (70,418)     (462,137)    (2,252,802)

Provision for income tax                    --            --             --
                                  ------------   -----------   ------------

Net income (loss)                 $   (70,418)   $  (462,137)  $ (2,252,802)
                                  ===========    ===========   ============

Net income (loss) per share
 (Basic and fully diluted)        $     (0.00)   $     (0.00)
                                  ===========    ============

 Weighted average number of
 common shares outstanding        129,336,042     104,868,000
                                  ===========    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                            Deficit
                                                                                                          Accumulated
                              Common Stock   Preferred Series A Preferred Series B    Common               During the     Stock-
                              Par Value (1)     ($.001 Par)        Par Value (1)       Stock     Paid In   Development    holders'
                           Shares     Amount   Shares  Amount    Shares     Amount   Subscribed  Capital      Stage       Deficit
                        -----------  --------  ------  ------   ---------  --------  ----------  --------  -----------  -----------
Balances at
  December 31, 2002      99,119,000  $ 99,119  23,000  $   23   9,833,331  $  9,833  $       --  $     --  $(1,720,247) $(1,611,272)

Sales of commmon stock    1,767,000     1,767      --      --          --        --          --    51,233           --       53,000

Conversion of
  preferred series B     18,400,000    18,400      --      --    (207,331)     (207)         --   (18,193)          --           --

Net income (loss)
   for the year                  --        --      --      --          --        --          --        --     (462,137)    (462,137)
                        -----------  --------  ------  ------   ---------  --------  ----------  --------  -----------  -----------
Balances at
  December 31, 2003     119,286,000  $119,286  23,000  $   23   9,626,000     9,626  $       --  $ 33,040  $(2,182,384) $(2,020,409)


Par value adjustment (1)         --  (107,357)     --      --          --    (8,664)         --   116,021           --           --

Issuance of common
  stock for receivable    1,666,667       166      --      --          --        --     (50,000)   49,834           --           --

Compensatory stock
  issuances              11,585,785     1,158      --      --          --        --          --   230,558           --      231,716

Conversion of
  preferred series B      3,500,000       350      --      --     (38,889)       (3)         --      (347)          --           --

Net income (loss)
  for the year                   --        --      --      --          --        --          --        --      (70,418)     (70,418)
                        -----------  --------  ------  ------   ---------  --------  ----------  --------  -----------  -----------
Balances at
  December 31, 2004     136,038,452  $ 13,603  23,000  $   23   9,587,111  $    959  $  (50,000) $429,106  $(2,252,802) $(1,859,111)
                        ===========  ========  ======  ======  ==========  ========  ==========  ========  ===========  ===========

(1) $.0001 in 2004 and $.001 in 2003


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Period From
                                                                              Aug. 19, 1998
                                                                              (Inception)
                                                  Year Ended     Year Ended        To
                                                Dec. 31, 2004  Dec. 31, 2003  Dec. 31, 2004
                                                 -----------    -----------    -----------
Cash Flows From Operating Activities:
     Net income (loss)                           $   (70,418)   $  (462,137)   $(2,252,802)

     Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities:
          Depreciation and amortization                   --         24,065        117,270
          Asset write offs                               962          2,517          3,479
          Bad debts                                       --             --          2,777
          Receivables, deposits & prepayments          2,071         31,098             --
          Cost of share exchange                          --             --        107,093
          Accrued payables                            24,743        160,099        526,088
          Compensatory stock issuances                    --             --            600
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               operating activities                  (42,642)      (244,358)    (1,495,495)
                                                 -----------    -----------    -----------

Cash Flows From Investing Activities:
     Fixed asset purchases                               --             --       (120,749)
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               investing activities                       --             --       (120,749)
                                                 -----------    -----------    -----------


                          (Continued On Following Page)


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                       F-7

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Continued From Previous Page)

                                                                               Period From
                                                                              Aug. 19, 1998
                                                                              (Inception)
                                                  Year Ended     Year Ended        To
                                                Dec. 31, 2004  Dec. 31, 2003  Dec. 31, 2004
                                                 -----------    -----------    -----------
Cash Flows From Financing Activities:
     Sales of common stock                                --         10,000         54,282
     Common stock purchase deposits
     Related party advances                           42,202        342,902      2,099,169
     Related party repayments                             --       (114,363)      (713,936)
     Shareholder advances                                 --             --        176,729
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               financing activities                   42,202        238,539      1,616,244
                                                 -----------    -----------    -----------
Net Increase (Decrease) In Cash                         (440)        (5,819)            --

Cash At The Beginning Of The Period                      440          6,259             --
                                                 -----------    -----------    -----------

Cash At The End Of The Period                    $        --    $       440     $       --
                                                 ===========    ===========     ==========


Schedule Of Non-Cash Investing And Financing Activities

2003
----
Clearing of liability to related party for $324,271

2004
----
The Company issued 11,585,785 common shares to retire a shareholder advance of
$176,729 plus accrued interest of $54,987, and issued 1,666,667 common shares for a receivable of $50,000. 38,889 Preferred Series B shares were converted to
3,500,000 common shares.

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

NOTE 8. SUBSEQUENT EVENTS

On June 13, 2005 the Company held a special shareholders meeting in Beijing. As a result of the meeting, the Company was reorganized as a Nevada corporation, with 200,000,000 authorized common shares, $.001 par value, and 50,000,000 authorized preferred shares, $.001 par value. The Company also affected a 1 for 10 reverse stock split, with every 10 common shares outstanding (or the convertible equivalent if preferred stock) becoming 1 share.

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

     Effective May 9, 2005, we dismissed De Joya & Company as our independent accountants. Effective May 9, 2005, we engaged Kabani & Company as our new independent accountants. Because of the controversy regarding the control of our Company discussed in PART I, Item 3 above, Kabani & Company elected not to proceed as our independent accountant and did not perform any accounting services on our behalf. On June 13, 2005, our Board of Directors then elected to retain Ronald R. Chadwick, P.C. ("Chadwick") as our independent accountant to audit our financial statement for our fiscal year ending December 31, 2004, and include such report as part of our annual report on Form 10-KSB for our fiscal year ending December 31, 2004. There were no consultations between us and Chadwick prior to their appointment. The dismissal of De Joya & Company was approved by our Board of Directors. The audited financial statements of Ronald
R. Chadwick, P.C. for our fiscal year ended December 31, 2004, are included below in this report.

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

     Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that, during our fiscal year ended June 30, 2004, our disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act, due primarily to our inability to confirm certain expenses incurred by those persons purported to be in management positions with our Company during our fiscal year ended June 30, 2004. As disclosed under "PART I, Item 1, Description of Business," above, a dispute arose during our 2004 fiscal year relating to control of our Company. Those persons purported to be acting as management incurred expenses that they represented to our then independent accountant as due from us. In accordance with the recent Colorado District Court ruling (more fully described under "PART I, Item 3, Legal Proceedings"), as well as the recently held special meeting of our shareholders, we believe that the issue of our management has been resolved in accordance with applicable law. While the issue of the alleged expenses incurred by the opposing group remains outstanding, it is the position of our current management that, until further review of these expenses is conducted to ascertain whether these expenses were duly authorized by our Board of Directors, this issue remains outstanding. See "PART I, Item 1, Description of Business" and "Item 3, Legal Proceedings."

     Subject to the resolution of those matters subject to the outstanding litigation discussed in "PART I, Item 3, Legal Proceedings," our Principal Executive Officer has concluded that, subsequent to the end of our 2004 fiscal year, our disclosure controls and procedures are now effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors and officers as of the date of this Report are as follows:

         Name             Age                        Position
     --------------       ---         --------------------------------------

     Xuedong Hu            41         Chief Executive Officer, President,
                                      Chief Financial Officer and a Director

     Jian Wang             29         Chief Operating Officer, Director

     Rain Zhang            29         Secretary, Director

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

     Rain Zhang. Since March 2003, Ms. Zhang has been self-employed, doing business as Pinnacle International LLC, a New York limited liability company engaged in providing financial consulting services to small public and private companies internationally. Prior, from March 2002 through February 2003, Ms. Zhang was employed by Benchmark Capital Group, New York, NY, as a as a research analyst. From September 2001 through February 2002, she was unemployed. Ms. Zhang received a Masters of Business Administration degree from Case Western University in 2001 and a Bachelor degree in economics from the University of International Business and Economics in Beijing, China in 1998. She devotes substantially all of her time to the business of our Company.

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

                           SUMMARY COMPENSATION TABLE

                                                 Long Term Compensation
                                            ---------------------------------
                     Annual Compensation            Awards            Payouts
                   -----------------------  ------------------------  -------
                                   Other
                                   Annual   Restricted   Securities            All Other
 Name and                          Compen-    Stock      Underlying    LTIP     Compen-
 Principal         Salary   Bonus  sation    Award(s)   Options/SARs  Payouts   sation
 Position    Year    ($)     ($)      ($)       ($)          (#)        ($)       ($)
-----------  ----  -------  -----  -------  ----------  ------------  -------  ---------
Xuedong Hu,  2003  $     0  $   0  $     0  $        0        0       $     0  $       0
Chairman,    2004  $     0  $   0  $     0  $        0        0       $     0  $       0


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

       Name and Address              Amount and Nature of
     of Beneficial Owner          Beneficial Ownership(2)(3)    Percent of Class
-----------------------------    ---------------------------    ----------------

Xuedong Hu (1)                         61,120,077 Shares              61.1%
Room 710, Zhou Ji Building
No. 16 Ande Road
Dongcheng District, Beijing,
100011 China

       Name and Address              Amount and Nature of
     of Beneficial Owner          Beneficial Ownership(2)(3)    Percent of Class
-----------------------------    ---------------------------    ----------------

Jian Wang (1)                          10,000,000 Shares              10.0%
Room 710, Zhou Ji Building
No. 16 Ande Road
Dongcheng District, Beijing,
100011 China

Rain Zhang (1)                         10,000,000 Shares              10.0%
Room 710, Zhou Ji Building
No. 16 Ande Road
Dongcheng District, Beijing,
100011 China

All Officers and Directors             81,120,077 Shares              81.1%
as a Group (3 Persons)
-----------------------------------------

(1)  Officer and director of our Company.

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

(3) At December 31, 2004, these shares were held by entities owned by Mr. Hu and were in the form of our Series B Convertible Preferred Stock. Subsequent to December 31, 2004, these shares were converted into shares of our Common Stock and title of the shares of Common Stock issued upon conversion were issued in Mr. Hu's name, directly.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have financed our general and administrative expenses primarily through advances from officers and shareholders. At December 31, 2003, we had $1,345,808 in Directors and shareholder advances outstanding which were unsecured, non-interest bearing and due on demand. Additional shareholder advances of $176,729 were unsecured and bore interest at 9.5% per annum.

     During 2004, we were advanced approximately $42,000 by related parties for general and administrative expenses. At December 31, 2004, we had $1,388,010 in Directors and shareholder advances outstanding which were unsecured, non-interest bearing and due on demand.

     In April 2005, we moved our principal place of business to the offices of our current President and Chief Executive Officer, located at Room 710, Zhou Ji Building, No. 16 Ande Road, Dongcheng District, Beijing, 100011 China. This space consists of 1,660 square feet of executive office space and is provided to us by the Officer on a rent-free basis.

     Except as stated above or as stated elsewhere, no member of management, executive officer or security holder had any direct or indirect interest in any other transaction with us.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

a)  Exhibits

Exhibit
Number     Description
-------    ---------------------------------------------------------------------

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

SUBSEQUENT EVENTS

     In May 2005, we filed a report on Form 8-K, advising of the termination of De Joya & Company as our independent accountants and the appointment of Kabani & Company, Inc. as our independent accountants. Thereafter, in June 2005, we filed an amendment to this report, advising that Kabani & Company, Inc. elected not to proceed as our independent accountant due to the control issue described above herein and the appointment of Ronald R. Chadwick, P.C. as our independent accountant. See "PART II, Item 8," above.

     In April 2005, we filed a report on Form 8-K, advising of the ruling by the Colorado District Court relevant to the litigation described in "PART I, Item 3," above.

     In addition, in February 2005, January 2005 and in October 2004, reports on Form 8-K were filed on our behalf without authority by those individuals who were attempting to gain control of our Company, advising of changes in management. The reports, which were filed without our authority, contained erroneous information and should not be relied upon, except for the resignation of Mr. Brian Brick as an officer and director of our Company, who, based upon information and belief, did resign his positions. However, those persons included in the aforesaid reports as accepting management positions with our Company were not appointed by our Board of Directors or in accordance with the laws of the State of Colorado. See "PART I, Item 3, Legal Proceedings."

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this amendment to its Report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2005.

                                          ALPHA SPACECOM, INC.
                                          (Registrant)


                                          By:  s/ Xuedong Hu
                                             -----------------------------------
                                             Xuedong Hu, Chief Executive Officer


     In accordance with the Exchange Act, this amendment to its Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 29, 2005.


s/ Xuedong Hu
-------------------------------------
Xuedong Hu, Director

s/ Jian Wang
-------------------------------------
Jian Wang, Director

s/ Rain Zhang
------------------------------------
Rain Zhang, Director