Form 10QSB
period 2005-03-31
ALPHA SPACECOM INC
filed 2005-11-29
CIK 763245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2005

                         Commission File Number: 0-13628

                              ALPHA SPACECOM, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
                                     ------
         (State or other jurisdiction of incorporation or organization)

                                   13-3183646
                                   ----------
                        (IRS Employer Identification No.)

                                    Room 710
                                Zhou Ji Building
                                No. 16 Ande Road
                               Dongcheng District
                              Beijing, 100011 China
                              ---------------------
                    (Address of principal executive offices)

                                011-852-2602-3761
                                -----------------
                           (Issuer's Telephone Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes   X    No      .
    -----     -----

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 29, 2005: 100,085,393 shares of Common Stock were issued and outstanding.

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.







                              ALPHA SPACECOM, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                          Quarter Ended March 31, 2005

                              ALPHA SPACECOM, INC.
                        Consolidated Financial Statements
                                   (Unaudited)


                                TABLE OF CONTENTS


                                                                            Page

FINANCIAL STATEMENTS

         Consolidated balance sheet                                          F-1
         Consolidated statements of operations                               F-2
         Consolidated statements of stockholders' deficit                    F-3
         Consolidated statements of cash flows                               F-4
         Notes to consolidated financial statements                          F-6

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                   Mar. 31, 2005
                                                                   -------------
ASSETS

  Current assets
        Cash                                                        $        --
        Other receivables, deposits and prepayments                          --
                                                                    -----------
               Total current assets                                          --
                                                                    -----------

        Fixed assets, net                                                    --
                                                                    -----------

  Total Assets                                                      $        --
                                                                    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

  Current liabilities
        Accrued payables                                            $   469,970
        Related party advances                                        1,398,088
        Shareholder advances                                                 --
                                                                    -----------
            Total current liabilties                                  1,868,058
                                                                    -----------

  Total Liabilities                                                   1,868,058
                                                                    -----------

  Stockholders' Deficit
        Preferred stock, 20,000,000 shares authorized:
            Series A, $.001 par value; 23,000 shares designated;
               7% cumulative, convertible; 23,000 shares
               issued and outstanding                                        23
            Series B, $.0001 par value
               10,000,000 shares designated; convertible;
               9,587,111 shares issued and
               outstanding                                                  959
        Common stock, $.0001 par value;
            2,000,000,000 shares authorized;
            136,038,452 shares issued and
             outstanding                                                 13,603
        Common stock subscribed                                         (50,000)
        Additional paid in capital                                      429,106
        Deficit accumulated during the development stage             (2,261,749)
                                                                    -----------

  Total Stockholders' Deficit                                        (1,868,058)
                                                                    -----------

  Total Liabilities and Stockholders' Deficit                       $        --
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

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                Period From
                                                               Aug. 19, 1998
                                 Three months   Three months   (Inception)
                                     Ended          Ended           To
                                 Mar. 31, 2005  Mar. 31, 2004  Mar. 31, 2005
                                  -----------    -----------    -----------

Revenue                           $        --    $        --    $        --
                                  -----------    -----------    -----------

Operating expenses:
     General and administrative         8,947         26,499      1,828,715
                                  -----------    -----------    -----------
                                        8,947         26,499      1,828,715
                                  -----------    -----------    -----------

Gain (loss) from operations            (8,947)       (26,499)    (1,828,715)
                                  -----------    -----------    -----------

Other income (expense):
     Cost of share exchange                --             --       (415,013)
     Interest expense                      --             --        (18,137)
     Other                                 --             --            116
                                  -----------    -----------    -----------
                                           --             --       (433,034)
                                  -----------    -----------    -----------
Income (loss) before
     provision for income taxes        (8,947)       (26,499)    (2,261,749)

Provision for income tax                   --             --             --
                                  -----------    -----------    -----------

Net income (loss)                 $    (8,947)   $   (26,499)   $(2,261,749)
                                  ===========    ===========    ===========

 Net income (loss) per share
 (Basic and fully diluted)        $     (0.00)   $     (0.00)
                                  ===========    ===========

 Weighted average number of
 common shares outstanding        136,038,452    119,286,000
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

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                                                                            Deficit
                                Common Stock   Preferred Series A Preferred Series B                      Accumulated
                                       Par Value         ($.001           Par Value    Common               During the    Stock-
                                          (1)             Par)                (1)      Stock     Paid In   Development    holders'
                              Shares    Amount    Shares Amount   Shares    Amount   Subscribed  Capital      Stage       Deficit
                           ----------- ---------  ------ ------  ---------  -------  ----------  --------  -----------  -----------
Balances at
   December 31, 2003       119,286,000 $ 119,286  23,000     23  9,626,000  $ 9,626  $       --  $ 33,040  $(2,182,384) $(2,020,409)

Par value adjustment (1)            --  (107,357)     --     --         --   (8,664)         --   116,021           --           --

Issuance of common stock
   for receivable            1,666,667       166      --     --         --       --     (50,000)   49,834           --           --


Compensatory stock
    issuances               11,585,785     1,158      --     --         --       --          --   230,558           --      231,716


Conversion of
    preferred series B       3,500,000       350      --     --    (38,889)      (3)         --      (347)          --           --

Gain (loss) for the year            --        --      --     --         --       --          --        --      (70,418)     (70,418)
                           ----------- ---------  ------ ------  ---------  -------  ----------  --------  -----------  -----------

Balances at
    December 31, 2004      136,038,452 $  13,603  23,000     23  9,587,111      959  $  (50,000) $429,106  $(2,252,802) $(1,859,111)

Gain (loss) for the period          --        --      --     --         --       --          --        --       (8,947)      (8,947)
                           ----------- ---------  ------ ------  ---------  -------  ----------  --------  -----------  -----------

Balances at March 31, 2005 136,038,452 $  13,603  23,000 $   23  9,587,111  $   959  $  (50,000) $429,106  $(2,261,749) $(1,868,058)
                           =========== =========  ====== ======  =========  =======  ==========  ========  ===========  ===========

(1) $.0001 in 2004 and $.001 in 2003


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                              Period From
                                                                             Aug. 19, 1998
                                                 Three months  Three Months   (Inception)
                                                    Ended          Ended           To
                                                Mar. 31, 2005  Mar. 31, 2004  Mar. 31, 2005
                                                 -----------    -----------    -----------
Cash Flows From Operating Activities:
     Net income (loss)                           $    (8,947)   $   (26,499)   $(2,261,749)

     Adjustments to reconcile net loss
     to net cash provided by (used for)
     operating activities:
          Depreciation and amortization                   --            449        117,270
          Asset write offs                                --             --          3,479
          Bad debts                                       --             --          2,777
          Receivables, deposits & prepayments             --          2,071             --
          Cost of share exchange                          --             --        107,093
          Accrued payables                            (1,131)        17,664        524,957
          Compensatory stock issuances                    --             --            600
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               operating activities                  (10,078)        (6,315)    (1,505,573)
                                                                -----------    -----------
Cash Flows From Investing Activities:
         Fixed asset purchases                            --             --       (120,749)
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               investing activities                       --             --       (120,749)
                                                 -----------    -----------    -----------


                         (Continued On Following Page)

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Continued From Previous Page)

                                                                              Period From
                                                                             Aug. 19, 1998
                                                 Three months  Three Months   (Inception)
                                                    Ended          Ended           To
                                                Mar. 31, 2005  Mar. 31, 2004  Mar. 31, 2005
                                                 -----------    -----------    -----------
Cash Flows From Financing Activities:
            Sales of common stock                         --             --         54,282
            Related party advances                    10,078          6,315      2,109,247
            Related party repayments                      --             --       (713,936)
            Shareholder advances                          --             (2)       176,729
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               financing activities                   10,078          6,313      1,626,322
                                                 -----------    -----------    -----------

Net Increase (Decrease) In Cash                           --             (2)            --

Cash At The Beginning Of The Period                       --            440             --
                                                 -----------    -----------    -----------

Cash At The End Of The Period                    $        --    $       438    $        --
                                                 ===========    ===========    ===========


Schedule Of Non-Cash Investing And Financing Activities

2005
----
None

Supplemental Disclosure

Cash paid for interest                           $        --    $        --    $        --
Cash paid for income taxes                       $        --    $        --    $        --


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

Basis of Presentation
---------------------

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Company has financed its general and administrative expenses primarily through advances from officers and shareholders. During the three months ended March 31, 2005, the Company was advanced approximately $10,000 by related parties for general and administrative expenses. At March 31, 2005 the Company had $1,398,088 in Directors and shareholder advances outstanding which were unsecured, non-interest bearing and due on demand.

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4.  STOCKHOLDERS' EQUITY

Preferred stock
---------------

Series A:

Each Series A share has a par value of $.001, is convertible into 40 shares of the Company's common stock with no further consideration, and yields dividends at 7.0% per annum.

Series B:

Each Series B share has a par value of $.0001 ($.001 in 2003) and is convertible into 90 shares of the Company's common stock with no further consideration. The Series B has preferential liquidation rights but no preferential dividend rights to common stock.

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5.  LEGAL PROCEEDINGS

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

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5.  LEGAL PROCEEDINGS (Continued):

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

The outcomes of this suit and of the case pending before the Colorado Court of Appeals are undecided at the current time. A ruling by either Court rescinding the results of the June 13, 2005 shareholders' meeting or recognizing previous removal of the current

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5.  LEGAL PROCEEDINGS (Continued):

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

NOTE 6. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on the behalf of the Company, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company. The Company disclaims any obligation to update forward-looking statements.

OVERVIEW

     Alpha Spacecom, Inc., formerly, Tridon Enterprises, Inc. ("we, "us," "our," or the "Company"), was incorporated in the State of Colorado in 1983 under the name "Turco Computer Systems, Inc." Prior to the acquisition described below, we were seeking strategic partnerships with companies in the satellite business. However, due to the difficulty in raising working capital to execute our business plans, we have ceased these operations.

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

Subsequent Event/Control of Company

     Shareholders and potential investors should be advised that, since October 2004, there has been an ongoing dispute concerning control of our Company. This dispute has resulted in two separate lawsuits being filed. See "PART II, Item 1," below for a detailed description of these actions and the results arising therefrom.

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

     This report and the contents thereof has been prepared by Mr. Hu, in his capacity as our CEO, President, CFO and principal shareholder, as well as the Chairman of our Board of Directors, and by Mr. Wang, in his capacity as a director of our Company. Our former third director, Mr. Sien, was not consulted concerning the contents of this Report, as Mr. Sien, along with others, is primarily responsible for disputing the issue of control. In drafting and filing this Report, Messrs. Hu and Wang have relied upon an Order issued by the Colorado District Court, wherein their current positions with our Company have been confirmed in March 2005. In that Order, the Court confirmed that a Board meeting held in October 2004 lacked a quorum, and Messrs. Hu and Wang were not removed from their respective Board seats or officer positions at that meeting. In deciding this issue, the Court reviewed our bylaws, our articles of incorporation, and applicable Colorado law, and determined that the Board consisted of four members in October 2004, and that the two members present at such meeting did not constitute a quorum. Mr. Sien and others continue to dispute the validity of the Court's Order and have made allegations about the ownership of the majority of the Series B Preferred Convertible shares of our stock. (See "PART II, Item 1. Legal Proceedings," below).

Results of Operations

     Comparison of Results of Operations for the three month periods ended March 31, 2005 and 2004

     We generated no revenues during the three month periods ended March 31, 2005 and 2004, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     General and administrative expenses were $8,947 during our three month period ended March 31, 2005, compared to $26,499 during the three month period ended March 31,2004, a decrease of $17,552. This was attributable to our discontinuance of our former business plan as described herein. The expenses incurred during the three month period ended March 31, 2005, arose primarily from professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended and the litigation described under "PART II, Item 1," below.

     As a result, we incurred a net loss of $(8,947) during the three month period ended March 31, 2005 (less than $0.01 per share) as compared to our net loss of $(26,499) (less than $0.01 per share) during the comparable period in 2004. Because we did not generate revenues during the three-month periods ended March 31, 2005 and 2004, the following is our Plan of Operation.

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

General Business Plan

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "PART I, Item 1 - Financial Statements." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

     We have, and will continue to have, a limited amount of capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered, trading company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the 34 Act. Nevertheless, our officers and directors have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

     The analysis of new business opportunities will be undertaken by, or under the supervision of, our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to their attention through present associations of our officers and directors, or by our shareholders. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition of acceptance of products, services, or trades; name identification; and other relevant factors. Our officers and directors expect to meet personally with management and key personnel of the business opportunity as part of their investigation. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors. We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2005, we had no available cash.

     We have financed our general and administrative expenses primarily through advances from officers and shareholders. At March 31, 2005, we had $1,398,088 in related party advances outstanding that were unsecured, non-interest bearing and due on demand.

     Because we are not currently required to pay salaries to any of our officers or directors, management believes that we have sufficient funds to continue operations through the foreseeable future. In the event additional funds are required to allow us to continue our operations, it is anticipated that these funds will be loaned to us by management, as it is doubtful that we will be able to obtain loans from any established financial institution. It is further anticipated that we will continue to incur expenses without corresponding revenues during the foreseeable future, until such time as we are successful in merging with or acquiring assets of a third party.

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

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of March 31, 2005 and 2004. During the three month period ended March 31, 2005, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although management expects that our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the three month period ended March 31, 2005.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the
participation    of   our    management,
including our Chief Executive Officer/President/Chief Financial Officer (the "Certifying Officer"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  CHANGES IN SECURITIES

     We did not issue any of our securities during the three month period ended March 31, 2005.

Subsequent Event

     Subsequent to March 31, 2005, holders of our Series B Convertible Preferred Stock elected to convert their securities into shares of our common stock. An aggregate of 9,611,108 shares of our Series B Convertible Preferred Shares were converted into an aggregate of 86,500,070 shares of our common stock pursuant to the terms of conversion applicable to the Series B stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     No matters were submitted to our shareholders during the three-month period ended March 31, 2005.

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

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On or about January 25, 2005, a report on Form 8-K was filed without our authority, advising of the appointment of various individuals as executive officers. Pursuant to the Order entered by the Colorado District Court, the relevant meetings appointing these persons to those offices described in the relevant report was unauthorized and was held without a quorum. Shareholders and potential investors should disregard the appointment of these individuals as officers of our Company. See "PART II, Item 1, Legal Proceedings."

     In February 2005, January 2005 and in October 2004, reports on Form 8-K were filed on our behalf without authority by those individuals who were attempting to gain control of our Company, advising of changes in management. The reports that were filed without authority contained erroneous information and should not be relied upon, except for the resignation of Mr. Brian Brick as an officer and director of our Company, who, based upon information and belief, did resign his positions. However, those persons included in the aforesaid reports as accepting management positions with our Company were not appointed by our Board of Directors or in accordance with the laws of the State of Colorado. See "PART II, Item 1, Legal Proceedings."

     On or about February 8, 2005, a report on Form 8-K was filed without our authority, advising of the appointment of various individuals as executive officers. Pursuant to the Order entered by the Colorado District Court, the relevant meetings appointing these persons to those offices described in the relevant report was unauthorized and was held without a quorum. Shareholders and potential investors should disregard the appointment of these individuals as officers of our Company. However, our Board of Directors did subsequently accept the resignation of Mr. Brick. See "PART II, Item 1, Legal Proceedings."

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

     In April 2005, we filed a report on Form 8-K, advising of the ruling by the Colorado District Court relevant to the litigation described in "PART II, Item 1," above.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2005    ALPHA SPACECOM, INC.
                            (Registrant)



                            By: s/ Xuedong Hu
                               -------------------------------------------------
                               Xuedong Hu, Chief Executive Officer and President