Form 10QSB
period 2005-06-30
ALPHA SPACECOM INC
filed 2005-11-29
CIK 763245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2005

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS







                              ALPHA SPACECOM, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                           Quarter Ended June 30, 2005

                              ALPHA SPACECOM, INC.
                        Consolidated Financial Statements
                                   (Unaudited)


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

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

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                   Jun. 30, 2005
                                                                   -------------
   ASSETS

  Current assets
        Cash                                                       $        --
        Other receivables, deposits and prepayments                         --
                                                                   -----------
               Total current assets                                         --
                                                                   -----------

        Fixed assets, net                                                   --
                                                                   -----------

  Total Assets                                                     $        --
                                                                   ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

  Current liabilities
        Accrued payables                                           $   514,427
        Related party advances                                       1,402,414
        Shareholder advances                                                --
                                                                   -----------
            Total current liabilties                                 1,916,841
                                                                   -----------

  Total Liabilities                                                  1,916,841
                                                                   -----------

  Stockholders' Deficit
        Preferred stock, 50,000,000 shares authorized:
            Series A, $.001 par value; 23,000 shares designated;
               7% cumulative, convertible; 23,000 shares
               issued and outstanding                                       23
            Series B, $.001 par value
               10,000,000 shares designated; convertible;
               9,531,556 shares issued and
               outstanding                                               9,531
        Common stock, $.001 par value;
            250,000,000 shares authorized;
            14,103,846 shares issued and
             outstanding                                                14,103
        Common stock subscribed                                        (50,000)
        Additional paid in capital                                     420,034
        Deficit accumulated during the development stage            (2,310,532)
                                                                   -----------

  Total Stockholders' Deficit                                       (1,916,841)
                                                                   -----------

  Total Liabilities and Stockholders' Deficit                      $        --
                                                                   ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                                                  Period From
                                                                                                 Aug. 19, 1998
                                  Three months     Six months      Three Months    Six months     (Inception)
                                      Ended           Ended           Ended           Ended           To
                                 Jun. 30, 2005    Jun. 30, 2005   Jun. 30, 2004   Jun. 30, 2004  Jun. 30, 2005
                                  ------------    ------------    ------------    ------------    ------------
Revenue                           $         --    $         --    $         --    $         --    $         --
                                  ------------    ------------    ------------    ------------    ------------

Operating expenses:
     General and administrative         44,457          57,730          46,000          72,499       1,877,498
                                  ------------    ------------    ------------    ------------    ------------
                                        44,457          57,730          46,000          72,499       1,877,498
                                  ------------    ------------    ------------    ------------    ------------

Gain (loss) from operations            (44,457)        (57,730)        (46,000)        (72,499)     (1,877,498)
                                  ------------    ------------    ------------    ------------    ------------

Other income (expense):
     Cost of share exchange                 --              --              --              --        (415,013)
     Interest expense                       --              --              --              --         (18,137)
     Other                                  --              --              --              --             116
                                  ------------    ------------    ------------    ------------    ------------
                                            --              --              --              --        (433,034)
                                  ------------    ------------    ------------    ------------    ------------
Income (loss) before
     provision for income taxes        (44,457)        (57,730)        (46,000)        (72,499)     (2,310,532)

Provision for income tax                    --              --              --              --              --
                                  ------------    ------------    ------------    ------------    ------------

Net income (loss)                 $    (44,457)   $    (57,730)   $    (46,000)   $    (72,499)   $ (2,310,532)
                                  ============    ============    ============    ============    ============

Net income (loss) per share
(Basic and fully diluted)         $      (0.00)   $      (0.00)   $      (0.00)   $      (0.01)
                                  ============    ============    ============    ============

Weighted average number of
common shares outstanding           13,770,513      13,687,179      12,263,363      12,263,363
                                  ============    ============    ============    ============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)
                                                                                                            Deficit
                                                                                                          Accumulated
                            Common Stock    Preferred Series A  Preferred Series B    Common                During the    Stock-
                                  ($.001 Par)      ($.001 Par)          ($.001 Par)    Stock     Paid In   Development    holders'
                        Shares (1)   Amount  Shares   Amount     Shares    Amount    Subscribed  Capital      Stage       Deficit
                        ---------- --------- ------  --------  --------- ----------  ----------  --------  -----------  -----------
Balances at
   December 31, 2003    11,928,600 $  11,929  23,000 $     23  9,626,000 $    9,626  $       --  $140,397  $(2,182,384) $(2,020,409)

Issuance of common
   stock for receivable    166,667       166      --       --         --         --     (50,000)   49,834           --           --

Compensatory
   stock issuances       1,158,579     1,158      --       --         --         --          --   230,558           --      231,716

Conversion of
   preferred series B      350,000       350      --       --    (38,889)       (39)         --      (311)          --           --

Gain (loss)
   for the year                 --        --      --       --         --         --          --        --      (70,418)     (70,418)
                        ---------- ---------  ------ --------  --------- ----------  ----------  --------  -----------  -----------
Balances at
   December 31, 2004    13,603,846 $  13,603  23,000       23  9,587,111      9,587  $  (50,000) $420,478  $(2,252,802) $(1,859,111)

Conversion of
   preferred series B      500,000       500      --       --    (55,555)       (56)         --      (444)          --           --

Gain (loss)
   for the period               --        --      --       --         --         --          --        --      (57,730)     (57,730)
                        ---------- ---------  ------ --------  --------- ----------  ----------  --------  -----------  -----------
Balances at
   June 30, 2005        14,103,846 $  14,103  23,000       23  9,531,556      9,531  $  (50,000) $420,034  $(2,310,532) $(1,916,841)
                        ========== =========  ====== ========  ========= ==========  ==========  ========  ===========  ===========

(1) As adjusted for 1 for 10 reverse common stock split on June 16, 2005


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                                       F-3

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                               Period From
                                                                              Aug. 19, 1998
                                                 Six months     Six Months     (Inception)
                                                    Ended          Ended           To
                                                Jun. 30, 2005  Jun. 30, 2004  Jun. 30, 2005
                                                 -----------    -----------    -----------
Cash Flows From Operating Activities:

     Net income (loss)                           $   (57,730)   $   (72,499)   $(2,310,532)

     Adjustments to reconcile net loss to
     net cash provided by (used for)
     operating activities:
          Depreciation and amortization                   --            449        117,270
          Asset write offs                                --             --          3,479
          Bad debts                                       --             --          2,777
          Receivables, deposits & prepayments             --          2,071             --
          Cost of share exchange                          --             --        107,093
          Accrued payables                            43,326         17,664        569,414
          Compensatory stock issuances                    --             --            600
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               operating activities                  (14,404)       (52,315)    (1,509,899)
                                                 -----------    -----------    -----------

Cash Flows From Investing Activities:
         Fixed asset purchases                            --             --       (120,749)
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               investing activities                       --             --       (120,749)
                                                 -----------    -----------    -----------


                          (Continued On Following Page)


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Continued From Previous Page)

                                                                               Period From
                                                                              Aug. 19, 1998
                                                 Six months     Six Months     (Inception)
                                                    Ended          Ended           To
                                                Jun. 30, 2005  Jun. 30, 2004  Jun. 30, 2005
                                                 -----------    -----------    -----------
   Cash Flows From Financing Activities:
            Sales of common stock                         --             --         54,282
            Related party advances                    14,404         52,315      2,113,573
            Related party repayments                      --             (2)      (713,936)
            Shareholder advances                          --             --        176,729
                                                 -----------    -----------    -----------
                  Net cash provided by (used for)
                  financing activities                14,404         52,313      1,630,648
                                                 -----------    -----------    -----------
   Net Increase (Decrease) In Cash                        --             (2)            --

   Cash At The Beginning Of The Period                    --            440             --
                                                 -----------    -----------    -----------

   Cash At The End Of The Period                 $        --    $       438    $        --
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

NOTE 3. RELATED PARTY TRANSACTIONS

The Company has financed its general and administrative expenses primarily through advances from officers and shareholders. During the six months ended June 30, 2005, the Company was advanced approximately $14,000 by related parties for general and administrative expenses. At June 30, 2005 the Company had
$1,402,414 in Directors and shareholder advances outstanding which were unsecured, non-interest bearing and due on demand.

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

NOTE 6. REORGANIZATION AND REVERSE STOCK SPLIT

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

Results of Operations

     Comparison of Results of Operations for the six month periods ended June 30, 2005 and 2004

     We generated no revenues during the six month periods ended June 30, 2005 and 2004 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     General and administrative expenses were $44,457 during our six month period ended June 30, 2005, compared to $57,730 during the six month period ended June 30,2004, a decrease of $13,273. This was attributable to our discontinuance of our former business plan as described herein. The expenses incurred during the six month period ended June 30, 2005, arose primarily from professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, and the litigation described under "PART II, Item 1," below.

     As a result, we incurred a net loss of $(44,457) during the six month period ended June 30, 2005 (less than $0.01 per share) as compared to our net loss of $(57,730) (less than $0.01 per share) during the comparable period in 2004. Because we did not generate revenues during the six-month periods ended June 30, 2005 and 2004, the following is our Plan of Operation.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2005, we had no available cash.

     We have financed our general and administrative expenses primarily through advances from officers and shareholders. At June 30, 2005, we had $1,402,414 in related party advances outstanding that were unsecured, non-interest bearing and due on demand.

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

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of June 30, 2005 and 2004. During the six month period ended June 30, 2005, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although management expects that our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the six month period ended June 30, 2005.

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

ITEM 2.  CHANGES IN SECURITIES

     In June 2005, a holder of our Series B Convertible Preferred Shares exercised his conversion rights relevant thereto. An aggregate of 500,000 shares of our common stock (post reverse stock split) were issued pursuant to this conversion.

Subsequent Event

     Subsequent to June 30, 2005, holders of our Series B Convertible Preferred Stock elected to convert their securities into shares of our common stock. An aggregate of 9,555,563 shares of our Series B Convertible Preferred Shares were converted into an aggregate of 86,000,070 shares of our common stock pursuant to the terms of conversion applicable to the Series B stock.

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

Dated: November 29, 2005    ALPHA SPACECOM, INC.
                            (Registrant)



                            By:s/Xuedong Hu
                               -------------------------------------------------
                               Xuedong Hu, Chief Executive Officer and President