Form 10QSB
period 2005-09-30
ALPHA SPACECOM INC
filed 2005-11-29
CIK 763245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2005

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

                        Quarter Ended September 30, 2005

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

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                  Sept. 30, 2005
                                                                  --------------
   ASSETS
  Current assets
        Cash                                                        $        --
        Other receivables, deposits and prepayments                          --
                                                                    -----------
               Total current assets                                          --
                                                                    -----------
        Fixed assets, net                                                    --
                                                                    -----------

  Total Assets                                                      $        --
                                                                    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

  Current liabilities
        Accrued payables                                            $   518,366
        Related party advances                                        1,463,445
        Shareholder advances                                                 --
                                                                    -----------
            Total current liabilties                                  1,981,811
                                                                    -----------

  Total Liabilities                                                   1,981,811
                                                                    -----------
  Stockholders' Deficit
        Preferred stock, 50,000,000 shares authorized:
            Series A, $.001 par value; 23,000 shares designated;
               7% cumulative, convertible; 23,000 shares
               issued and outstanding                                        23
            Series B, $.001 par value
               10,000,000 shares designated; convertible;
               9,531,556 shares issued and
               outstanding                                                2,309
        Common stock, $.001 par value;
            250,000,000 shares authorized;
            79,103,829 shares issued and
             outstanding                                                 79,103
        Common stock subscribed                                         (50,000)
        Additional paid in capital                                      362,256
        Deficit accumulated during the development stage             (2,375,502)
                                                                    -----------

  Total Stockholders' Deficit                                        (1,981,811)
                                                                    -----------

  Total Liabilities and Stockholders' Deficit                       $        --
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

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Period From
                                                                                                 Aug. 19, 1998
                                  Three months    Nine months      Three Months   Nine months     (Inception)
                                      Ended          Ended            Ended          Ended            To
                                 Sept. 30, 2005  Sept. 30, 2005  Sept. 30, 2004  Sept. 30, 2004  Sept. 30, 2005
                                  ------------    ------------    ------------    ------------    ------------
Revenue                           $         --    $         --    $         --    $         --    $         --
                                  ------------    ------------    ------------    ------------    ------------
Operating expenses:
     General and administrative         64,970         122,700          74,217         146,716       1,942,468
                                  ------------    ------------    ------------    ------------    ------------
                                        64,970         122,700          74,217         146,716       1,942,468
                                  ------------    ------------    ------------    ------------    ------------

Gain (loss) from operations            (64,970)       (122,700)        (74,217)       (146,716)     (1,942,468)
                                  ------------    ------------    ------------    ------------    ------------
Other income (expense):
     Cost of share exchange                 --              --              --              --        (415,013)
     Interest expense                       --              --              --              --         (18,137)
     Other                                  --              --              --              --             116
                                  ------------    ------------    ------------    ------------    ------------
                                            --              --              --              --        (433,034)
                                  ------------    ------------    ------------    ------------    ------------
Income (loss) before
     provision for income taxes        (64,970)       (122,700)        (74,217)       (146,716)     (2,375,502)

Provision for income tax                    --              --              --              --              --
                                  ------------    ------------    ------------    ------------    ------------

Net income (loss)                 $    (64,970)   $   (122,700)   $    (74,217)   $   (146,716)   $ (2,375,502)
                                  ============    ============    ============    ============    ============

Net income (loss) per share
(Basic and fully diluted)         $      (0.00)   $      (0.00)   $      (0.01)   $      (0.01)
                                  ============    ============    ============    ============

Weighted average number of
common shares outstanding           57,437,168      28,270,509      13,603,846      12,710,190
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

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                                                                             Deficit
                                                                                                           Accumulated
                              Common Stock     Preferred Series A  Preferred Series B   Common              During the     Stock-
                                    ($.001 Par)       ($.001 Par)          ($.001 Par)   Stock     Paid In  Development   holders'
                           Shares (1)  Amount   Shares   Amount     Shares    Amount   Subscribed  Capital     Stage      Deficit
                           ---------- --------  ------ --------   ---------- --------  ----------- -------- ----------- -----------
Balances at
   December 31, 2003       11,928,600 $ 11,929  23,000 $     23    9,626,000 $  9,626  $        -- $140,397 $(2,182,384)$(2,020,409)

Issuance of common
   stock for receivable       166,667      166      --       --           --       --      (50,000)  49,834          --          --

Compensatory stock
   issuances                1,158,579    1,158      --       --           --       --           --  230,558          --     213,716

Conversion of
   preferred series B         350,000      350      --       --      (38,889)     (39)          --     (311)         --          --

Gain (loss) for the year           --       --      --       --           --       --           --       --     (70,418)    (70,418)
                           ---------- --------  ------ ---------  ---------- --------  ----------- -------- ----------- -----------
Balances at
   December 31, 2004       13,603,846 $ 13,603  23,000 $     23    9,587,111 $  9,587  $   (50,000)$420,478 $(2,252,802)$(1,859,111)

Conversion of
   preferred series B      65,499,983   65,500      --       --   (7,277,775)  (7,278)          -- (58,222)         --          --

Gain (loss) for the period         --       --      --       --           --       --           --       --    (122,700)   (122,700)
                           ---------- --------  ------ ---------  ---------- --------  ----------- -------- ----------- -----------
Balances at
   September 30, 2005      79,103,829 $79,103   23,000 $     23    2,309,336 $  2,309  $   (50,000)$362,256 $(2,375,502)$(1,981,811)
                           ========== =======   ====== =========  ========== ========  =========== ======== =========== ===========

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

                                       F-3

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Period From
                                                                                          Aug. 19, 1998
                                                           Nine months     Nine Months     (Inception)
                                                              Ended          Ended             To
                                                         Sept. 30, 2005  Sept. 30, 2004  Sept. 30, 2005
                                                          -----------      -----------    -----------
Cash Flows From Operating Activities:
     Net income (loss)                                    $  (122,700)     $  (146,716)   $(2,375,502)

     Adjustments to reconcile net loss to
     net cash provided by (used for)
     operating activities:
          Depreciation and amortization                            --              449        117,270
          Asset write offs                                         --               --          3,479
          Bad debts                                                --               --          2,777
          Receivables, deposits & prepayments                      --            2,071             --
          Cost of share exchange                                   --               --        107,093
          Accrued payables                                     47,265           17,664        573,353
          Compensatory stock issuances                             --               --            600
                                                          -----------      -----------    -----------
               Net cash provided by (used for)
               operating activities                           (75,435)        (126,532)    (1,570,930)
                                                          -----------      -----------    -----------

Cash Flows From Investing Activities:
         Fixed asset purchases                                     --               --       (120,749)
                                                          -----------      -----------    -----------
               Net cash provided by (used for)
               investing activities                                --               --       (120,749)
                                                          -----------      -----------    -----------



                          (Continued On Following Page)

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Continued From Previous Page)

                                                                                           Period From
                                                                                          Aug. 19, 1998
                                                           Nine months     Nine Months     (Inception)
                                                              Ended          Ended             To
                                                         Sept. 30, 2005  Sept. 30, 2004  Sept. 30, 2005
                                                          -----------      -----------    -----------
Cash Flows From Financing Activities:
         Sales of common stock                                     --               --         54,282
         Related party advances                                75,435          126,532      2,174,604
         Related party repayments                                  --               (2)      (713,936)
         Shareholder advances                                      --               --        176,729
                                                          -----------      -----------    -----------
               Net cash provided by (used for)
               financing activities                            75,435          126,530      1,691,679
                                                                           -----------    -----------

Net Increase (Decrease) In Cash                                    --               (2)            --

Cash At The Beginning Of The Period                                --              440             --
                                                          -----------      -----------    -----------

Cash At The End Of The Period                             $        --      $       438    $        --
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

NOTE 3. RELATED PARTY TRANSACTIONS

The Company has financed its general and administrative expenses primarily through advances from officers and shareholders. During the nine months ended September 30, 2005, the Company was advanced approximately $75,000 by related parties for general and administrative expenses. At September 30, 2005 the Company had $1,463,445 in Directors and shareholder advances outstanding which were unsecured, non-interest bearing and due on demand.

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

Results of Operations

     Comparison of Results of Operations for the nine month periods ended September 30, 2005 and 2004

     We generated no revenues during the nine month periods ended September 30, 2005 and 2004, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     General and administrative expenses were $64,970 during our nine month period ended September 30, 2005, compared to $122,700 during the nine month period ended September 30, 2004, a decrease of $57,730. This was attributable to our discontinuance of our former business plan as described herein. The expenses incurred during the nine month period ended September 30, 2005, arose primarily from professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, and the litigation described under "PART II, Item 1," below.

     As a result, we incurred a net loss of $(64,970) during the nine month period ended September 30, 2005 (less than $0.01 per share) as compared to our net loss of $(122,700) (less than $0.01 per share) during the comparable period in 2004. Because we did not generate revenues during the nine-month periods ended September 30, 2005 and 2004, the following is our Plan of Operation.

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

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2005, we had no available cash.

     We have financed our general and administrative expenses primarily through advances from officers and shareholders. At September 30, 2005, we had $1,463,445 in related party advances outstanding that were unsecured, non-interest bearing and due on demand.

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

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of September 30, 2005 and 2004. During the nine month period ended September 30, 2005, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although management expects that our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the nine month period ended September 30, 2005.

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

     The First Amended Complaint filed in the case seeks to have the Court declare that the actions taken at the June 13, 2005 special shareholder meeting were invalid based upon alleged violations of federal securities laws relating to the information required for a valid proxy statement. Tridon alleges that under Section 14a of the Securities and Exchange Act of 1934 the Notice of Meeting & Proxy Statements issued by us for our Special Meeting of Shareholders held June 13, 2005 violated federal regulations because they were allegedly not sent to all shareholders of record and failed to contain a copy of our annual report. The allegations also question the ownership interest in a large block of Series B Convertible Preferred Stock, 9,555,553 shares in total. These allegations suggest that certain stock powers were signed in favor of Paul A. Ebeling, but do not ask the Court to address the ownership of the shares in question. Mr. Ebeling is not a party to this law suit.

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

ITEM 2.  CHANGES IN SECURITIES

     During the three month period ended September 30, 2005, holders of 7,166,664 shares of our Series B Convertible Preferred Stock elected to convert their securities into an aggregate of 64,999,983 shares of our common stock.

Subsequent Event

     On or about October 6, 2005, Mr. Hu converted 233,343 shares of our Series B Preferred Stock into 21,000,087 shares of our common stock. As a result, no shares of our Series B Convertible Preferred Stock remain issued and outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     No matters were submitted to our shareholders for their approval during the three month period ended September 30, 2005.

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On July 27, 2005, we filed a report on Form 8-K, which included a press release issued by us. This press release updated our shareholders on the status of our operations and the outstanding litigation relating to the control dispute described above in this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 29, 2005    ALPHA SPACECOM, INC.
                            (Registrant)



                            By:  Xuedong Hu
                               -------------------------------------------------
                               Xuedong Hu, Chief Executive Officer and President