Form 10KSB
period 2005-12-31
ALPHA SPACECOM INC
filed 2006-03-15
CIK 763245

U S SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[ ] Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

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

          Securities registered under Section 12(g) ofthe Exchange Act:

                                  Common Stock
                                  ------------
                                (Title of class)

                          (Continued on Following Page)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [ x ] No [   ]
           ---      ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [   ]
                   ---

State issuer's revenues for its most recent fiscal year. $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,137,918 as of March 13, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 13, 2006: 99,869,330 shares of Common Stock were issued and outstanding.

Documents incorporated by reference:  None

                                TABLE OF CONTENTS

                            FORM 10-KSB ANNUAL REPORT

                              ALPHA SPACECOM, INC.

                                                                            PAGE
                                                                            ----

Facing Page
Index

PART I
Item 1.   Description of Business..............................................4
Item 2.   Description of Property.............................................10
Item 3.   Legal Proceedings...................................................11
Item 4.   Submission of Matters to a Vote of Security Holders.................14

PART II
Item 5.   Market for the Registrant's Common Equity
                   and Related Stockholder Matters............................15
Item 6.   Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................16
Item 7.   Financial Statements................................................22
Item 8.   Changes in and Disagreements on Accounting
                   and Financial Disclosure...................................39
Item 8A.  Controls and Procedures.............................................39

PART III
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(a) of the Exchange Act..........40
Item 10.  Executive Compensation..............................................42
Item 11.  Security Ownership of Certain Beneficial Owners and Management......43
Item 12.  Certain Relationships and Related Transactions......................44

PART IV
Item 13.  Exhibits and Reports on Form 8-K....................................44
Item 14.  Principal Accountant Fees and Services..............................45

SIGNATURES....................................................................47

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

CONTROL OF COMPANY

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

     In June 2005, we conducted a special meeting of shareholders pursuant to notice. At this meeting, we accomplished the following:

     1. We merged with a newly formed Nevada corporation, Alpha Spacecom, Inc., in order to reincorporate our Company in the State of Nevada.

     2. Our shareholders adopted a reverse stock split, whereby one (1) share of Common Stock was issued in exchange for every ten (10) shares of Common Stock outstanding prior to this reverse stock split (the "Reverse Stock Split"), with the number of shares of Common Stock authorized following this reverse stock split to remain the same as was authorized immediately prior to the Reverse Stock Split. All references in this Report to our issued and outstanding Common Stock are presented on a post-reverse split basis.

     3. Our shareholders elected three directors, including Jian Wang and Xuedong Hu, each of whom were previously directors of our Company, and Rain Zhang. Following this meeting, our Board of Directors elected Mr. Hu as our Chairman, Chief Executive Officer, President and Chief Financial Officer; Mr. Wang as our Chief Operating Officer; and Ms. Zhang as our Secretary.

     This Report and the contents thereof has been prepared by our newly elected management. Our former third director, Mr. Sien, was not consulted concerning the contents of this Report, as Mr. Sien, along with others, is primarily responsible for disputing the issue of control. In drafting and filing this Report, Messrs. Hu and Wang have relied upon an Order issued by the Colorado District Court, wherein their current positions with our Company have been confirmed in March 2005. In that Order, the Court confirmed that a Board meeting held in October 2004 lacked a quorum, and Messrs. Hu and Wang were not removed from their respective Board seats or officer positions at that meeting. In deciding this issue, the Court reviewed our bylaws, our articles of incorporation, and applicable Colorado law, and determined that the Board consisted of four members in October 2004, and that the two members present at such meeting did not constitute a quorum. Mr. Sien and others continue to dispute the validity of the Court's Order and have made allegations about the ownership of the majority of the Series B Preferred Convertible shares of the Company's stock. These shares of Series B Preferred Convertible stock were converted during our fiscal year ended December 31, 2005 and as a result, we do not believe that any of these shares remain outstanding. However, because Mr. Sien and persons associated with him have refused to comply with the March 2005 Court Order requiring them to return records of our Company, we cannot provide absolute assurances that no Series B stock remains outstanding. See "PART I,
Item 3. Legal Proceedings," below.

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

TRADEMARKS/TRADENAMES

     We currently do not have any registered trademarks or tradenames.

GOVERNMENT REGULATIONS

     We are not subject to any extraordinary governmental regulations relating to our business.


EMPLOYEES

     We presently have three (3) employees Mr. Hu, our CEO, CFO and President; Mr. Wang, our Chief Operating Officer; and Ms. Zhang, our Secretary, none of whom receive a salary. See "PART III, Item 9, Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act," below.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     During our fiscal year ended December 31, 2005, and through April 2005, we operated from our previous headquarters in Hong Kong at Room 1305, 13/F Progress Commercial Building, 7-17 Irving Street, Causeway Bay, Hong Kong, and conducted our operations at facilities located in 11B11, Han Wei Plaza, No. 7 Guang Hua Road, Chao Yang District, Beijing, China, which we rented on a month-to-month basis at $6,846 per month. This space consisted of 400 square feet of executive office space. Subsequently, in April 2005, we moved our principal place of business to the offices of our current President and Chief Executive Officer, located at Room 710, Zhou Ji Building, No. 16 Ande Road, Dongcheng District, Beijing, 100011 China. This space consists of 1,660 square feet of executive office space. Mr. Hu provides this space to us on a rent-free basis. See "PART II, Item 12, Certain Relationships and Related Transactions."

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

     After the suit was filed, Xuedong Hu, pursuant to the laws of the State of Colorado, issued a written request that we hold a special shareholder meeting to address several issues. On or about January 19, 2005, two of our four directors sent Mr. Hu a letter declining to hold the requested meeting, stating that they did not consider him to be a shareholder of our Company by virtue of the Colorado lawsuit filing seeking rescission.

     On or about January 13, 2005, all three defendants (Hu, Wang and Alpha Sky) filed a motion to dismiss all four claims. On or about January 26, 2005, Xuedong Hu filed a motion with the Colorado District Court under Colorado law to compel us to hold the requested special shareholder meeting. Tridon filed responses to the motions filed by Hu, Wang, and Alpha Sky. The Colorado District Court Judge held a hearing on the motions on March 18, 2005. At the conclusion of the hearing, the Judge entered an Order and findings orally and in a minute order. The substance of that Order was later reduced to writing, and a copy of that Order was attached to our Form 8-K filed with the SEC on or about April 7, 2005. In part, that Order dismissed the first two claims asserted by Tridon, required us to hold the requested special shareholder meeting, and found that Xuedong Hu is entitled to vote at the special shareholder meeting since he remains the beneficial owner of more than 82% of our outstanding securities. At the conclusion of the hearing, the Judge also requested that the attorney for Mr. Hu, Mr. Wang, and Alpha Sky prepare a written form of Order and submit it to the Court. The written Order was ultimately signed by the Judge on March 30, 2005.

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

Alpha Spacecom, Inc. and Tridon Trust, Appellants; Xuedong Hu, Jian Wang, Alpha Sky Investment Company Limited, Appellees; Case Number 05 CA 1244, Colorado Court of Appeals

     Tridon has filed its opening brief with the Court, arguing that the trial court lacked any jurisdiction to sign the written order of March 30, 2005. A response brief has also been filed recently on behalf of the Appellees asking the appellate court to affirm the trial court's order. Tridon has also recently asked the Court to hear oral argument on the matter.

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

     The First Amended Complaint filed in the case seeks to have the Court declare that the actions taken at the June 13, 2005 special shareholder meeting were invalid based upon alleged violations of federal securities laws relating to the information required for a valid proxy statement. Tridon alleges that under Section 14a of the Securities and Exchange Act of 1934 the Notice of Meeting & Proxy Statements issued by us for our Special Meeting of Shareholders held June 13, 2005 violated federal regulations because they were allegedly not sent to all shareholders of record and failed to contain a copy of our annual report. The allegations also question the ownership interest in a large block of Series B Convertible Preferred Stock, 9,555,553 shares in total. These allegations suggest that certain stock powers were signed in favor of Paul A. Ebeling, but do not ask the Court to address the ownership of the shares in question. Mr. Ebeling is not a party to this lawsuit.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     During our fiscal year ended December 31, 2005, our Common Stock traded on the Over-The-Counter Bulletin Board ("OTCBB") under the symbol "ASPC." Subsequently, because of our failure to timely file reports pursuant to the Securities Exchange Act of 1934, as amended, with the SEC, we were delisted from the Bulletin Board. Our Common Stock currently trades on the "pink sheets" under the symbol "ASCM." We intend to cause an application to be filed with the NASD in the near future to re-list our Common Stock for trading on the OTCBB once we are current in our SEC filings. There can be no assurance that our application will be approved by the NASD.

     The following table sets forth the high and low sales prices for the shares of our Common Stock as reported on the OTCBB for each quarterly period of the last two fiscal years. The bid prices listed below represent prices, adjusted for stock splits, between dealers without adjustments for retail markups, breakdowns or commissions and may not represent actual transactions. Except as note, the prices listed are presented on a pre-reverse stock split basis.
Subsequently, we engaged in a reverse stock split whereby one (1) share of Common Stock was issued in exchange for every ten (10) shares then issued and outstanding.

                                                       Bid Price
                                                     -------------
         Quarter Ended                               High     Low
         -------------                               -----   -----

         March 31, 2004                              $0.06   $0.03
         June 30, 2004                               $0.08   $0.04
         September 30, 2004                          $0.05   $0.03
         December 31, 2004                           $0.07   $0.03

         March 31, 2005                              $0.09   $0.03
         June 30, 2005                               $0.10   $0.04

         Post Reverse Stock Split
         ------------------------

         September 30, 2005                          $0.51   $0.09
         December 31, 2005                           $0.16   $0.04

     As of March 8, 2006, the closing bid price of our Common Stock was $0.06 (post-reverse split).

     (b) Holders. At December 31, 2005, we had approximately 3,100 holders of record, not including those shares held in "street name." At December 31, 2005, the transfer agent and registrar for our Common Stock was Corporate Stock Transfer, Inc., Denver, Colorado.

     (c) Dividends. We did not pay any dividends on our Common or Preferred Stock during the two years ended December 31, 2005. Management does not foresee that we will have the ability to pay a dividend on our Common or Preferred Stock in the fiscal year ended December 31, 2006. See "PART II, Item 7, Financial Statements."

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

     During our fiscal year ended December 31, 2005, we generated no revenues. Our operating expenses, which consisted solely of general and administrative expenses, were $162,398 during our fiscal year ended December 31, 2005, compared to operating expenses of $52,281 during our fiscal year ended December 31, 2004, an increase of $110,117. This increase was primarily a result of increased professional fees relating to the management dispute discussed above in "PART I,
Item 1, Description of Business," including attorneys fees and accounting fees.

     As a result, we incurred a net loss of ($162,398) (less than $0.01 per share) during our fiscal year ended December 31, 2005, compared to a net loss of ($70,418) during our fiscal year ended December 31, 2004 (less than $0.01 per share). Because we did not generate revenues during the year ended December 31, 2005 and 2004, the following is our Plan of Operation, rather than a comparison of results of operations.

PLAN OF OPERATION

     We intend to seek to acquire assets or shares of an entity actively engaged in business that generates revenues, in exchange for its securities. Relevant thereto, as of the date of this Report, we have had discussions with another Chinese company engaged in the steel industry about engaging in a merger with us. However, as of the date of this Report, there is no definitive agreement with any third party.

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

     As stated hereinabove, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is the affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in its annual report on Form 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2005, we had no available cash.

     We have financed our general and administrative expenses primarily through advances from officers and shareholders. At December 31, 2005, we had $1,550,712 in director and shareholder advances outstanding that were unsecured, non-interest bearing and due on demand. At December 31, 2004, we had $1,388,010 in director and shareholder advances outstanding that were unsecured,
non-interest  bearing  and  due  on  demand.   During  2004,  we  were  advanced
approximately   $42,000  by  related  parties  for  general  and  administrative expenses.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     We have identified critical accounting policies that, as a result of judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to our financial position or results of operations under different conditions or using different assumptions. The most critical accounting policies and estimates are:

     o The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     o Fair value of instruments. Our financial instruments consist of accounts receivable, accounts payable and long term debt. The fair value of financial instruments approximate their recorded values. Fair value of loans payable to stockholders and balances of bank lines of credit, in the circumstances, are not reasonably determinable.

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of December 31, 2005 and 2004, and for the years ended December 31, 2005 and 2004. During the year ended December 31, 2005, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

INFLATION

     Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on our results of operations during 2005.

ITEM 7.  FINANCIAL STATEMENTS

                              ALPHA SPACECOM, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                            December 31, 2005 & 2004

                              ALPHA SPACECOM, INC.
                        Consolidated Financial Statements



                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
Ronald R. Chadwick, P.C.                                                     F-1

FINANCIAL STATEMENTS

         Consolidated balance sheets                                         F-2
         Consolidated statements of operations                               F-3
         Consolidated statements of stockholders' deficit                    F-4
         Consolidated statements of cash flows                               F-5
         Notes to consolidated financial statements                          F-7

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



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Alpha Spacecom, Inc.
Hong Kong

I have audited the accompanying consolidated balance sheets of Alpha Spacecom, Inc. and Subsidiaries (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and for the period from inception of the development stage (August 19, 1998) through December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alpha Spacecom, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended and for the period from inception of the development stage (August 19, 1998) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                 s/Ronald R. Chadwick, P.C.
March 7, 2006                                    RONALD R. CHADWICK, P.C.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                                    Dec. 31,2005   Dec. 31, 2004
                                                                     -----------    -----------
ASSETS

   Total Assets                                                      $        --    $        --
                                                                     ===========    ===========


LIABILITIES & STOCKHOLDERS' DEFICIT

   Current liabilities
         Accrued payables                                            $   470,797    $   471,101
         Related party advances                                        1,550,712      1,388,010
                                                                     -----------    -----------
             Total current liabilties                                  2,021,509      1,859,111
                                                                     -----------    -----------

   Total Liabilities                                                   2,021,509      1,859,111
                                                                     -----------    -----------

   Stockholders' Deficit
         Preferred stock, 50,000,000 authorized in 2005 and 20,000,000 shares authorized in 2004:
             Series A, $.001 par value; 23,000 shares designated; 7% cumulative, convertible; 23,000 shares
                issued and outstanding at Dec. 31, 2004 & 2003                23             23
             Series B, $.001 par value in 2005 and $.0001 in 2004;
                10,000,000 shares designated; convertible;
                0 and 9,587,111 shares issued and
                outstanding at Dec. 31, 2005 & 2004                           --            959
         Common stock, $.001 par value in 2005 and $.0001 in 2004;
             250,000,000 authorized in 2005 and
             and 2,000,000,000 shares authorized in 2004;
             99,887,766 and 13,603,846 shares issued and
             outstanding at Dec. 31, 2005 and 2004                        99,887          1,360
         Common stock subscribed                                         (50,000)       (50,000)
         Additional paid in capital                                      343,781        441,349
         Deficit accumulated during the development stage             (2,415,200)    (2,252,802)
                                                                     -----------    -----------

   Total Stockholders' Deficit                                        (2,021,509)    (1,859,111)
                                                                     -----------    -----------

   Total Liabilities and Stockholders' Deficit                       $        --    $        --
                                                                     ===========    ===========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Period From
                                                                  Aug. 19, 1998
                                                                  (Inception)
                                  Year Ended       Year Ended          To
                                Dec. 31, 2005    Dec. 31, 2004    Dec. 31, 2005
                                -------------    -------------    -------------

Revenue                         $          --    $          --    $          --
                                -------------    -------------    -------------

Operating expenses:
     General and administrative       162,398           52,281        1,982,166
                                -------------    -------------    -------------
                                      162,398           52,281        1,982,166
                                -------------    -------------    -------------
Gain (loss) from operations          (162,398)         (52,281)      (1,982,166)
                                -------------    -------------    -------------

Other income (expense):
     Cost of share exchange                --               --         (415,013)
     Interest expense                      --          (18,137)         (18,137)
     Other                                 --               --              116
                                -------------    -------------    -------------
                                           --          (18,137)        (433,034)
                                -------------    -------------    -------------
Income (loss) before
     provision for income taxes       162,398)         (70,418)      (2,415,200)

Provision for income tax                   --               --               --
                                -------------    -------------    -------------

Net income (loss)               $    (162,398)   $     (70,418)   $  (2,415,200)
                                =============    =============    =============

Net income (loss) per share
(Basic and fully diluted)       $       (0.00)   $       (0.00)
                                =============    =============

Weighted average number of
common shares outstanding           49,555,479     129,336,042
                                ==============   =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                                                  Deficit
                                                 Preferred                                                Accumulated
                             Common Stock         Series A      Preferred Series B    Common               During the    Stock-
                                   Par Value(1)     ($.001 Par)         Par Value(1)  Stock      Paid In   Development   holders'
                         Shares (2)   Amount   Shares  Amount    Shares    Amount   Subscribed   Capital      Stage      Deficit
                         ----------  --------  ------  ------  ----------  -------  -----------  --------  -----------  -----------
Balances at
   December 31, 2003     11,928,600  $ 11,929  23,000  $   23   9,626,000  $ 9,626  $        --  $140,397  $(2,182,384) $(2,020,409)

Par value adjustment (1)         --   (10,737)     --      --          --   (8,664)          --    19,401           --           --

Issuance of
   common stock for
   receivable               166,667        17      --      --          --       --      (50,000)   49,983           --           --

Compensatory stock
   issuances              1,158,579       116      --      --          --       --           --   231,600           --      231,716

Conversion of
   preferred series B       350,000        35      --      --     (38,889)      (3)          --       (32)          --           --

Net income (loss)
   for the year                  --        --      --      --          --       --           --        --      (70,418)     (70,418)
                         ----------  --------  ------  ------  ----------  -------  -----------  --------  -----------  -----------
Balances at
   December 31, 2004     13,603,846  $  1,360  23,000  $   23   9,587,111  $   959  $   (50,000) $441,349  $(2,252,802) $(1,859,111)

Par value adjustment (1)         --    12,243      --      --          --    8,628           --   (20,871)          --           --

Conversion of preferred
   series B              86,283,920    86,284      --      --  (9,587,111)  (9,587)          --   (76,697)          --           --

Net income (loss)
   for the year                  --        --      --      --          --       --           --        --     (162,398)    (162,398)
                         ----------  --------  ------  ------  ----------  -------  -----------  --------  -----------  -----------
Balances at
   December 31, 2005     99,887,766  $ 99,887  23,000  $   23          --  $    --  $   (50,000) $343,781  $(2,415,200) $(2,021,509)
                         ==========  ========  ======  ======  ==========  =======  ===========  ========  ===========  ===========

(1) $.001 in 2005 and $.0001 in 2004
(2) As restated for a 1 for 10 reverse stock split on June 16, 2005


               The accompanying notes are an integral part of the
                    consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Period From
                                                                             Aug. 19, 1998
                                                                              (Inception)
                                                  Year Ended    Year Ended         To
                                                Dec. 31, 2005  Dec. 31, 2004  Dec.31, 2004
                                                 -----------    -----------    -----------
Cash Flows From Operating Activities:
     Net income (loss)                           $  (162,398)   $   (70,418)   $(2,415,200)

     Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities:
          Depreciation and amortization                   --             --        117,270
          Asset write offs                                --            962          3,479
          Bad debts                                       --             --          2,777
          Receivables, deposits & prepayments             --          2,071             --
          Cost of share exchange                          --             --        107,093
          Accrued payables                            52,196         24,743        578,284
          Compensatory stock issuances                    --             --            600
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               operating activities                 (110,202)       (42,642)    (1,605,697)
                                                 -----------    -----------    -----------

Cash Flows From Investing Activities:
         Fixed asset purchases                            --             --       (120,749)
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               investing activities                       --             --       (120,749)
                                                 -----------    -----------    -----------


                          (Continued On Following Page)


               The accompanying notes are an integral part of the
                       consolidated financial statements.



                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (Continued From Previous Page)

                                                                              Period From
                                                                             Aug. 19, 1998
                                                                               (Inception)
                                                 Year Ended     Year Ended         To
                                                Dec. 31, 2005  Dec. 31, 2004  Dec. 31, 2004
                                                 -----------    -----------    -----------
Cash Flows From Financing Activities:
            Sales of common stock                         --             --         54,282
            Related party advances                   110,202         42,202      2,209,371
            Related party repayments                      --             --       (713,936)
            Shareholder advances                          --             --        176,729
                                                 -----------    -----------    -----------
                  Net cash provided by (used for)
                  financing activities               110,202         42,202      1,726,446
                                                 -----------    -----------    -----------

   Net Increase (Decrease) In Cash                        --           (440)            --

   Cash At The Beginning Of The Period                    --            440             --
                                                 -----------    -----------    -----------
   Cash At The End Of The Period                 $        --    $        --    $        --
                                                 ===========    ===========    ===========


   Schedule Of Non-Cash Investing And Financing Activities
   -------------------------------------------------------

   2004
   The Company issued 11,585,785 common shares to retire a shareholder advance of $176,729 plus accrued interest of $54,987, and issued 1,666,667 common shares for a receivable of $50,000. 38,889 Preferred Series B shares were converted to 3,500,000 common shares.

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

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alpha Spacecom, Inc. formerly, Tridon Enterprises, Inc. (the "Company") was originally incorporated in the State of Colorado in 1983 under the name Turco Computer Systems, Inc. In June 2005 the Company reincorporated in the State of Nevada. The Company has conducted limited operations in the formation of satellite communications partnerships and is considered a development stage company as more fully defined in Financial Accounting Standards Board Statement No.7.

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

In August 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 154, "Accounting Changes and Error Corrections." SFAS 154 changes the requirements for the accounting for and reporting of

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

a change in accounting principle, requiring in general retrospective application to prior periods' financial statements of changes in accounting principle. The Company has adopted the provisions of SFAS No. 154 which are effective for accounting changes and corrections of errors beginning after December 15, 2005. The adoption did not have a material effect on the results of operations of the Company.

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

During 2005, the Company was advanced approximately $163,000 by related parties for general and administrative expenses. At December 31, 2005 the Company had $1,550,712 in Directors and shareholder advances outstanding which were unsecured, non-interest bearing and due on demand.

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

During the year ended December 31, 2004 the Company incurred a loss of $70,418

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS


NOTE 4. INCOME TAX (Continued):

resulting in a deferred tax benefit of approximately $27,000, which has been offset by a 100% valuation allowance. During the year ended December 31, 2005 the Company incurred a loss of $162,398 resulting in a deferred tax benefit of approximately $63,000, which has been offset by a 100% valuation allowance. Due to management changes, deferred taxes prior to 2004 are unknown to management at the present time, although the Company has no tax liability in the United States. The Company is subject to income taxes when operating in other countries at tax rates effective in those countries. The Company has provided for no income taxes foreign or domestic as it has incurred losses since the date of inception.

NOTE 5.  STOCKHOLDERS' EQUITY

Common stock
------------

The Company as of December  31, 2005 & 2004 had  250,000,000  and  2,000,000,000
shares of authorized common stock respectively, $.001 par value in 2005 and $.0001 par value in 2004, with 99,887,766 and 13,603,846 and shares issued and outstanding (as adjusted for a 1 for 10 reverse stock split on June 16, 2005). During 2004 the Company issued 11,585,785 common shares to retire an accrued advance from a shareholder in the amount of $231,716, including principal of $176,729 and interest of $54,987. The Company issued 1,666,667 shares for $50,000 in cash, however as receipt of the cash by the Company has not yet been verified by current management, the Company has recorded a common stock receivable of $50,000 pending final verification of receipt in that amount. Also in 2004, a shareholder converted 38,889 Series B preferred shares to 3,500,000 shares of common stock at a conversion ratio of 9 for 1. In 2005, shareholders converted 9,587,111 Series B preferred shares to 86,293,920 shares of common stock at a conversion ratio of 9 for 1.

Preferred stock
---------------

The Company as of December 31, 2005 & 2004 had 50,000,000 and 20,000,000 shares of authorized preferred stock, out of which 23,000 shares remain designated as Series A, $.001 par value, 7% cumulative convertible preferred stock ("Series A"), and 10,000,000 shares are designated as Series B, $.001 par value in 2005 and $.0001 par value in 2004, convertible preferred stock ("Series B").

Series A:

At December 31, 2005 & 2004 the Company had 23,000 Series A shares outstanding. Each Series A share has a par value of $.001, is convertible into 40 shares of the Company's common stock with no further consideration, and yields dividends at 7.0%

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS


NOTE 5.  STOCKHOLDERS' EQUITY (Continued):

per annum. Due to misplaced records from management changes, the Company currently can not verify the preferential rights, if any, of the Series A with regard to dividends or liquidation to either common stock or to the Series B. Also due to lost records, although the amount cannot currently be verified absolutely, the Company may have as much as $271,000 in cumulative dividends in arrears. These dividends have not been declared by the Board of Directors. Voting rights of the Series A, if any, cannot currently be verified.

Series B:

At December 31, 2005 & 2004 the Company had zero and 9,587,111 Series B shares outstanding. Each Series B share had a par value of $.001 ($.0001 in 2004) and was convertible into 90 shares of the Company's common stock with no further consideration. The Series B had preferential liquidation rights but no preferential dividend rights to common stock. The Series B shares at the end of December 31, 2005 had been fully issued and converted, with none remaining for issuance.

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

The outcomes of this suit and of the case pending before the Colorado Court of Appeals are undecided at the current time. A ruling by either Court rescinding the results of the June 13, 2005 shareholders' meeting or recognizing previous removal of the current Board could restore control of the Company to the Former Directors. The Former Directors could recognize obligations, contracts and expense amounts for 2005 and 2004 not recognized by the current Board. Therefore, a Court ordered change in Board control of the Company could result in substantial and material changes to the 2005 and 2004 financial statements. Such possible changes are currently indeterminable and inestimable.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Effective May 9, 2005, we dismissed De Joya & Company as our independent accountants. Effective May 9, 2005, we engaged Kabani & Company as our new independent accountants. Because of the controversy regarding the control of our Company discussed in PART I, Item 1, above, Kabani & Company elected not to proceed as our independent accountant and did not perform any accounting services on our behalf. On June 13, 2005, our Board of Directors then elected to retain Ronald R. Chadwick, P.C. ("Chadwick") as our independent accountant to audit our financial statement for our fiscal year ending December 31, 2005, and include such report as part of our annual report on Form 10-KSB for our fiscal year ending December 31, 2005. There were no consultations between us and Chadwick prior to their appointment. The dismissal of De Joya & Company was approved by our Board of Directors. The audited financial statements of Ronald
R. Chadwick, P.C. for our fiscal year ended December 31, 2005, are included below in this Report.

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

     Within the 90 days prior to the filing date of this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that, during our fiscal year ended December 31, 2005, our disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act, due primarily to our inability to confirm certain expenses incurred by those persons purported to be in management positions with our Company during our fiscal year ended December 31, 2005. As disclosed under "PART I, Item 1, Description of Business," above, a dispute arose during our 2004 fiscal year relating to control of our Company. Those persons purported to be acting as management incurred expenses that they represented to our then independent accountant as due from us. In accordance with the recent Colorado District Court ruling (more fully described under "PART I, Item 3, Legal Proceedings"), as well as the recently held special meeting of our shareholders, we believe that the issue of our management has been resolved in accordance with applicable law. While the issue of the alleged expenses incurred by the opposing group remains outstanding, it is the position of our current management that, until further review of these expenses is conducted to ascertain whether these expenses were duly authorized by our Board of Directors, this issue remains outstanding. See "PART I, Item 1, Description of Business, and Item 3, Legal Proceedings."

     Subject to the resolution of those matters subject to the outstanding litigation discussed in "PART I, Item 3, Legal Proceedings," our Principal Executive Officer has concluded that, subsequent to the end of our 2005 fiscal year, our disclosure controls and procedures are now effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

Changes in Internal Controls
----------------------------

     There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Our directors and officers as of the date of this Report are as follows:

                  Name            Age                      Position
         ---------------------    ---    -----------------------------------

         Xuedong Hu               42     Chief Executive Officer, President,
                                         Chief Financial Officer, Director

         Jian Wang                30     Chief Operating Officer, Director

         Rain Zhang               30     Secretary, Director

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

     During fiscal 2005, our Board of Directors held no meetings, but took action three (3) separate times by unanimous consent.

     During fiscal 2005, the Board of Directors had no committees. Management intends to establish both an Audit Committee and Compensation Committee once we begin to generate revenues in the future.

ITEM 9B.  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers, directors and person who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. During our fiscal year ended December 31, 2005, Mr. Hu converted all of his Series B Convertible Preferred Shares into Common Shares and gifted a total of 21 million of his Common Shares to our other two directors and two of our attorneys. In regard to these transactions and as the same relate to our officers and directors, Forms 3 and 4 were filed by each person, as applicable.

ITEM 10.  EXECUTIVE COMPENSATION.

REMUNERATION

     The following table reflects all forms of compensation for services to us for the years ended December 31, 2005, 2004 and 2003, of our Chief Executive Officer, as well as those persons who received in excess of $100,000 in annual compensation from us during the aforesaid time.

                           SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
                                         -----------------------------
                    Annual Compensation          Awards        Payouts
                   --------------------  --------------------- -------
                                 Other
                                 Annual Restricted Securities             Other
Name and                         Compen-  Stock    Underlying    LTIP    Compen-
Principal          Salary  Bonus sation  Award(s) Options/SARs Payouts   sation
Position     Year    ($)    ($)    ($)     ($)         (#)       ($)       ($)
-----------  ----  ------- ----- ------  -------- ------------ --------  -------
Xuedong Hu,  2003  $     0 $   0 $    0  $      0      0       $      0  $     0
Chairman,    2004  $     0 $   0 $    0  $      0      0       $      0  $     0
President    2005  $     0 $   0 $    0  $      0      0       $      0  $     0

     We have adopted a policy whereby we reimburse officers and directors for out of pocket expenses incurred by each of them in the performance of their relevant duties. However, we did not reimburse any officer or director for any such expenses during the fiscal year ended December 31, 2005.

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


      Name and Address            Amount and Nature of
    of Beneficial Owner         Beneficial Ownership(2)(3)      Percent of Class
    -------------------         --------------------------      ----------------

Xuedong Hu (1)                       60,904,014 Shares                 61%
Room 710, Zhou Ji Building
No. 16 Ande Road
Dongcheng District,
Beijing, 100011 China

Jian Wang (1)                        10,000,000 Shares                 10%
Room 710, Zhou Ji Building
No. 16 Ande Road
Dongcheng District,
Beijing, 100011 China

Rain Zhang (1)                       10,000,000 Shares                 10%
Room 710, Zhou Ji Building
No. 16 Ande Road
Dongcheng District,
Beijing, 100011 China

All Officers and Directors           80,904,014 Shares                 81%
as a Group (3 Persons)
---------------------

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

(3) At December 31, 2004, these shares were held by entities owned by Mr. Hu and were in the form of our Series B Convertible Preferred Stock. In 2005, these shares were converted into shares of our Common Stock and title of the shares of Common Stock issued upon conversion were issued in Mr. Hu's name, directly.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     We have financed our general and administrative expenses primarily through advances from officers and shareholders. At December 31, 2005, we had $1,550,797 in Directors and shareholder advances outstanding which were unsecured, non-interest bearing and due on demand.

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

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
    --------

Exhibit
Number      Description
-------     --------------------------------------------------------------------

2.1 Share Exchange Agreement dated as of December 10, 2001. Incorporated herein by reference from our filing on Form 8-K filed on December 21, 2001.

2.2 Agreement and Plan of Merger between the Company and Alpha Spacecom, Inc., a Nevada corporation, dated as of June 16, 2005. Incorporated herein by reference from our filing on Form 10-KSB for our fiscal year ended December 31, 2005, filed on July 26, 2005.

3.1 Articles of Incorporation as filed with the Nevada Secretary of State. Incorporated herein by reference from our filing on Form 10-KSB for our fiscal year ended December 31, 2005, filed on July 26, 2005.

3.2 Bylaws. Incorporated herein by reference from our filing on Form 10-KSB for our fiscal year ended December 31, 2005, filed on July 26, 2005.

3.3         Articles of Merger as filed with the Nevada Secretary of State.
            Incorporated herein by reference from our filing on Form 10-KSB for our fiscal year ended December 31, 2005, filed on July 26, 2005.

21.1 Subsidiaries of the Company. Incorporated herein by reference from our filing on Form 10-KSB for our fiscal year ended December 31, 2004, filed on July 26, 2005.

31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
-------------------
* filed herewith.

(b) Reports on Form 8-K.
    -------------------

     We did not file any reports on Form 8-K for the three month period ended December 31, 2005, or subsequent thereto.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our Board of Directors reviews and approves audit and permissible non-audit services performed by our independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and our appointment of De Joya & Company and subsequently Kabani & Company and Ronald R. Chadwick, P.C. as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Ronald R. Chadwick, P.C. in the fiscal year ended December 31, 2005, were approved by our Board of Directors.

Audit Fees
----------

     The aggregate fees billed by Ronald R. Chadwick, P.C. for professional services for the audit of our annual financial statements for our fiscal years ended December 31, 2005 and 2004 was $31,500 and $32,000, respectively.

     The aggregate fees billed by Kabani & Company for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2005 was $0.

     The aggregate fees billed by De Joya & Company for professional services for the audit of our annual financial statements and the reviews of the financial statements included in our quarterly reports on Form 10-QSB for 2005 was $35,000, net of expenses.

Audit-Related Fees
------------------

     There were no other fees billed by our current or prior independent auditors during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees
--------

     The aggregate fees billed by Ronald R. Chadwick, P.C. during the last fiscal year for professional services rendered for tax compliance for fiscal years ended December 31, 2005 and 2004 was $0.

     The aggregate fees billed by Kabani & Company during the last fiscal year for professional services rendered for tax compliance for fiscal year ended December 31, 2005 was $0.

     The aggregate fees billed by De Joya & Company during the last fiscal year for professional services rendered for tax compliance for fiscal year ended December 31, 2005 was $0.

All Other Fees
--------------

     Upon information and belief, there were no other fees billed by Ronald R. Chadwick, P.C., Kabani & Company, or De Joya & Company during the last two fiscal years for products and services provided.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2006.

                                         ALPHA SPACECOM, INC.
                                         (Registrant)


                                         By: s/ Xuedong Hu
                                            ------------------------------------
                                            Xuedong Hu, Chief Executive Officer


     In accordance with the Exchange Act, this amendment to its Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2006.


s/Xuedong Hu
------------------------------------
Xuedong Hu, Director

s/ Jian Wang
------------------------------------
Jian Wang, Director

S/Rain Zhang
------------------------------------
Rain Zhang, Director