Form 10QSB
period 2006-03-31
ALPHA SPACECOM INC
filed 2006-05-22
CIK 763245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: March 31, 2006

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
-----     ----

The number of shares of the registrant's only class of common stock issued and outstanding, as of May 22, 2006: 99,869,330 shares of Common Stock were issued and outstanding.

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)   X   Yes       No
                                -----     -----

Documents Incorporated by Reference: None

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS







                              ALPHA SPACECOM, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                          Quarter Ended March 31, 2006

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

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                   Mar. 31, 2006
                                                                    -----------

ASSETS

   Total Assets                                                     $        --
                                                                    ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

   Current liabilities
         Accrued payables                                           $   473,899
         Related party advances                                       1,645,277
         Shareholder advances                                                --
                                                                    -----------
             Total current liabilties                                 2,119,176
                                                                    -----------

   Total Liabilities                                                  2,119,176
                                                                    -----------

   Stockholders' Deficit
         Preferred stock, 20,000,000 shares authorized:
             Series A, $.001 par value; 23,000 shares designated;
                7% cumulative, convertible; 23,000 shares
                issued and outstanding                                       23
             Series B, $.0001 par value
                10,000,000 shares designated; convertible;
                No shares issued and
                outstanding                                                  --
         Common stock, $.0001 par value;
             2,000,000,000 shares authorized;
             99,887,766 shares issued and
             outstanding                                                 99,887
         Common stock subscribed                                        (50,000)
         Additional paid in capital                                     343,781
         Deficit accumulated during the development stage            (2,512,867)
                                                                    -----------

   Total Stockholders' Deficit                                       (2,119,176)
                                                                    -----------

   Total Liabilities and Stockholders' Deficit                      $        --
                                                                    ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                   Period From
                                                                  Aug. 19, 1998
                                   Three months    Three months    (Inception)
                                      Ended           Ended            To
                                  Mar. 31, 2006   Mar. 31, 2005   Mar. 31, 2006
                                  -------------   -------------   -------------

Revenue                           $          --   $          --   $          --
                                  -------------   -------------   -------------

Operating expenses:
     General and administrative          97,667           8,947       2,079,833
                                  -------------   -------------   -------------
                                         97,667           8,947       2,079,833
                                  -------------   -------------   -------------

Gain (loss) from operations             (97,667)         (8,947)     (2,079,833)
                                  -------------   -------------   -------------

Other income (expense):
     Cost of share exchange                  --              --        (415,013)
     Interest expense                        --              --         (18,137)
     Other                                   --              --             116
                                  -------------   -------------   -------------
                                             --              --        (433,034)
                                  -------------   -------------   -------------
Income (loss) before
     provision for income taxes         (97,667)         (8,947)     (2,512,867)

Provision for income tax                     --              --              --
                                  -------------   -------------   -------------

Net income (loss)                 $     (97,667)  $      (8,947)  $  (2,512,867)
                                  =============   =============   =============

Net income (loss) per share
(Basic and fully diluted)         $       (0.00)  $       (0.00)
                                  =============   =============

Weighted average number of
common shares outstanding            99,887,766     136,038,452
                                  =============   =============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                                                                            Deficit
                                                                                                          Accumulated
                          Common Stock      Preferred Series A  Preferred Series B    Common               During the   Stock-
                                Par Value(1)       ($.001 Par)         Par Value(1)   Stock     Paid In   Development   holders'
                       Shares (2)  Amount   Shares    Amount    Shares    Amount    Subscribed  Capital      Stage      Deficit
                       ----------  -------  ------  ---------  --------- ---------  ----------- --------  -----------  ------------
Balances at
  December 31, 2004    13,603,846  $ 1,360  23,000  $      23  9,587,111       959  $  (50,000) $441,349  $(2,252,802) $(1,859,111)

Par value adjustment(1)        --   12,243      --         --         --     8,628          --   (20,871)          --           --

Conversion of
  preferred series B   86,283,920   86,284      --         -- (9,587,111)   (9,587)         --   (76,697)          --           --

Net income (loss)
  for the year                 --       --      --         --         --        --          --        --     (162,398)    (162,398)
                       ----------  -------  ------  ---------  --------- ---------  ----------  --------  -----------  -----------

Balances at
  December 31, 2005    99,887,766  $99,887  23,000  $      23         -- $      --  $  (50,000) $343,781  $(2,415,200) $(2,021,509)

Net income (loss)
   for the period
   ended March 31, 2006        --       --      --         --         --        --          --        --      (97,667)     (97,667)
                       ----------  -------  ------  ---------  --------- ---------  ----------  --------  -----------  -----------

Balances at
  March 31, 2006       99,887,766   99,887  23,000         23         --        --     (50,000)  343,781   (2,512,867)  (2,119,176)
                       ==========  =======  ======  =========  ========= =========  ==========  ========  ===========  ===========


(1) $.001 in 2006, 2005 and $.0001 in 2004
(2) As restated for a 1 for 10 reverse stock split on June 16, 2005

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                               Period From
                                                                              Aug. 19, 1998
                                                Three months   Three months    (Inception)
                                                    Ended          Ended            To
                                                Mar. 31, 2006  Mar. 31, 2005  Mar.31, 2006
                                                 -----------    -----------    -----------
   Cash Flows From Operating Activities:
     Net income (loss)                               (97,667)   $    (8,947)   $(2,512,867)

     Adjustments to reconcile net loss to
     net cash provided by (used for)
     operating activities:
          Depreciation and amortization                   --             --        117,270
          Asset write offs                                --             --          3,479
          Bad debts                                       --             --          2,777
          Receivables, deposits & prepayments             --             --
          Cost of share exchange                          --             --        107,093
          Accrued payables                            97,667         (1,131)       675,951
          Compensatory stock issuances                    --             --            600
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               operating activities                       --        (10,078)    (1,605,697)
                                                 -----------    -----------    -----------

Cash Flows From Investing Activities:
         Fixed asset purchases                            --             --       (120,749)
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               investing activities                       --             --       (120,749)
                                                 -----------    -----------    -----------


                          (Continued On Following Page)


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Continued From Previous Page)

                                                                               Period From
                                                                              Aug. 19, 1998
                                                 Three months   Three months   (Inception)
                                                    Ended          Ended            To
                                                Mar. 31, 2006  Mar. 31, 2005  Mar. 31, 2006
                                                 -----------    -----------    -----------
Cash Flows From Financial Activities:
     Sales of common stock                                --             --         54,282
     Related party advances                               --         10,078      2,209,371
     Related party repayments                             --             --       (713,936)
     Shareholder advances                                 --             --        176,729
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               financing activities                       --         10,078      1,726,446
                                                 -----------    -----------    -----------

Net Increase (Decrease) In Cash                           --             --             --

Cash At The Beginning Of The Period                       --             --             --
                                                 -----------    -----------    -----------

Cash At The End of the Period                    $        --    $        --    $        --
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

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alpha Spacecom, Inc. formerly, Tridon Enterprises, Inc. (the "Company") was originally incorporated in the State of Colorado in 1983 under the name Turco Computer Systems, Inc. In June 2005 the Company reincorporated in the State of Nevada. The Company has conducted limited operations in the formation of satellite communications partnerships and is considered a development stage company.

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

                                       F-6
                                                                               9

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

                                       F-7
                                                                              10

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

NOTE 3. RELATED PARTY TRANSACTIONS

The Company has financed its general and administrative expenses primarily through advances from officers and shareholders. During the three months ended March 31, 2006, the Company was advanced approximately $98,000 by related parties for general and administrative expenses. At March 31, 2006 the Company had $1,645,277 in Directors and shareholder advances outstanding which were unsecured, non-interest bearing and due on demand.

NOTE 4.  LEGAL PROCEEDINGS

In November, 2004, a lawsuit was filed in the District Court for the City and County of Denver, Colorado by certain former Officers and Directors claiming to represent the Company and by Tridon Trust (an entity controlled by a former Director) as Plaintiffs (collectively referred to as "Former Directors" and "Tridon") The suit sought to have the Court confirm the alleged resignation of Mr. Xuedong Hu, Chief Executive Officer and current Director, and Mr. Jian Wang, current Director, each of who asserted that they had not resigned their respective positions with the Company. The action also sought to rescind the 2001 Share Exchange Agreement with Alpha Sky Investment Limited

                                       F-8
                                                                              11

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4.  LEGAL PROCEEDINGS (Continued):

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

                                       F-9
                                                                              12

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4.  LEGAL PROCEEDINGS (Continued):

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

The outcomes of this suit and of the case pending before the Colorado Court of Appeals are undecided at the current time. A ruling by either Court rescinding the results of the June 13, 2005 shareholders' meeting or recognizing previous removal of the current Board could restore control of the Company to the Former Directors. The Former Directors could recognize obligations, contracts and expense amounts for 2004 - 2006 not recognized by the current Board. Therefore, a Court ordered change in Board control of the Company could result in substantial and material changes to the 2004 - 2006 financial statements. Such possible changes are currently indeterminable and inestimable.

                                      F-10
                                                                              13

                      ALPHA SPACECOM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 5.  CONTINGENCIES AND OTHER MATTERS

The Company on April 8, 2006 executed a merger agreement with East Glory Investments Group Limited ("East Glory"), a corporation with business operations based in China. Pursuant to the agreement, the Company will issue stock to East Glory sufficient to transfer 90% ownership in the Company, in exchange for all the outstanding stock of the East Glory. The merger is contingent upon shareholder approval and other factors.

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

     This Report and the contents thereof has been prepared by Mr. Hu, in his capacity as our CEO, President, CFO and principal shareholder, as well as the Chairman of our Board of Directors and by Mr. Wang, in his capacity as a director of our Company. In drafting and filing this Report, Messrs. Hu and Wang have relied upon an Order issued by the Colorado District Court, wherein their current positions with our Company have been confirmed in March 2005. In that Order, the Court confirmed that a Board meeting held in October 2004 lacked a quorum, and Messrs. Hu and Wang were not removed from their respective Board seats or officer positions at that meeting. In deciding this issue, the Court reviewed our bylaws, our articles of incorporation, and applicable Colorado law, and determined that the Board consisted of four members in October 2004, and that the two members present at such meeting did not constitute a quorum. Others continue to dispute the validity of the Court's Order and have made allegations about the ownership of the majority of the Series B Preferred Convertible shares of our stock. (See "PART II, Item 1, Legal Proceedings," below).

Results of Operations

     Comparison of Results of Operations for the three month periods ended March 31, 2006 and 2005

     We generated no revenues during the three month periods ended March 31, 2006 and 2005, and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     General and administrative expenses were $97,667 during our three-month period ended March 31, 2006, compared to $8,947 during the three-month period ended March 31, 2005, an increase of $88,720. The expenses incurred during the three month period ended March 31, 2006, arose primarily from professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, including the pending merger more fully described under "Subsequent Event," below. In addition, we incurred legal fees relating to the litigation described under "PART II, Item 1," below.

     As a result, we incurred a net loss of $(97,667) during the three month period ended March 31, 2006 (less than $0.01 per share) as compared to our net loss of $(8,947) (less than $0.01 per share) during the comparable period in 2005. Because we did not generate revenues during the three-month periods ended March 31, 2006 and 2005, the following is our Plan of Operation.

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

General Business Plan

     Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that we may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. See "PART II, Item 7, Financial Statements." This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

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

Subsequent Event

     On April 8, 2006, we executed a Merger Agreement (the "Agreement") with East Glory Investments Group Limited, a Cayman Islands corporation ("EGIG") that has its principal place of business located at 12/F, Beicang Building, No.76 Jianshebei Road, Taiyuan City, Shanxi Province, People's Republic of China. The Agreement provides for us to issue an aggregate of 898,823,370 shares of our Common Stock (representing 90% of all shares outstanding after this merger) in exchange for all of the issued and outstanding securities of EGIG.

     The effectiveness of the Agreement is contingent upon several factors, including (i) the approval of the Agreement by our shareholders, as well as the shareholders of EGIG; (ii) the filing and acceptance of an Amendment with the Nevada Secretary of State to increase the number of our authorized Common Shares to 1,000,000,000, par value $0.001 per share, and changing our name to "Beicang Iron & Steel Inc."; (iii) the filing and acceptance of Articles of Merger, as required under Nevada law; (iv) the receipt by us of EGIG's audited Financial Statements for its fiscal year ended December 31, 2005, which shall be prepared in accordance with Generally Accepted Accounting Principles; and (v) receipt by us of all information required to be included to allow us to file a Form 8-K12G3 (or such other form as may be prescribed by the Securities and Exchange Commission) with the US Securities and Exchange Commission, advising of the Merger and change in control of our Company. As of the date of this Report, the parties to the Merger Agreement are working towards satisfying these conditions.

     If the Agreement becomes effective, our current management will resign their respective positions with us and be replaced by Messrs. Hou Beicang and Zou Zhendong, who will become directors of our Company. Mr. Hou Beicang will also assume the positions of our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer.

     EGIG was incorporated under the laws of the Cayman Islands on July 26, 2005, and holds all of the issued and outstanding share capital of Trinity Link Holdings Ltd. ("Trinity Link"), which was incorporated under the laws of the British Virgin Islands on August 18, 2005. Trinity Link in turn holds all of the issued and outstanding share capital of Shanxi Bestlink Management Consulting Co. Ltd. ("Bestlink"), which was incorporated under the laws of the People's Republic of China on December 30, 2005. Neither EGIG, Trinity Link or Bestlink have carried on any substantive operations of their own, except that Bestlink has entered into certain exclusive agreements with Pinglu County Changhong Ferroalloy Co. Ltd. ("PL"), Fanshi County Xinyu Iron Resources Co. Ltd. ("FS") and other relevant parties.

     Located in Pinglu County and Fanshi County, respectively, in the southern and northern part of Shanxi Province of China, PL and FS engage in the refinery of iron ores. PL produces ferrochromium alloy, whereas FS produces pelletized iron that is used in steel manufacturing. Customers of PL and FS include major steel manufacturers in China.

     The majority of the paid-in capital of both PL and FS was funded by the shareholders of EGIG. On January 5, 2006, Bestlink entered into certain exclusive agreements with both PL and FS and their shareholders. PL and FS hold the licenses and approvals necessary to operate the iron ore refinery businesses in China. Pursuant to these agreements, Bestlink provides exclusive management consulting and other general business operation services to PL and FS in return for a services fee which is equal to 95% of PL and FS's revenue less their operational cost and fees. In addition, PL's and FS's shareholders have pledged their equity interests in PL and FS to Bestlink, irrevocably granted Bestlink an exclusive option to purchase, to the extent permitted under PRC law, all or part of the controlling equity interests in PL and FS, and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Bestlink. Through these contractual arrangements, EGIG, through Bestlink, has the ability to substantially influence PL's and FS's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

     As a result of these contractual arrangements, which obligates EGIG, through Bestlink, to absorb a majority of the risk of loss from PL's and FS's activities and enable EGIG, through Bestlink, to receive a majority of its expected residual returns, EGIG accounts for PL and FS as its variable interest entities ("VIE") under FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," because the equity investors in PL and FS do not have the characteristics of a controlling financial interest and EGIG should be considered the primary beneficiary of PL and FS. Accordingly, EGIG consolidates PL's and FS's results of operations, assets and liabilities.

     PL is based in Pinlu County in the southern part of Shanxi Province. Its main product is ferrochromium alloy (used in the production of steel). The major production facilities of PL include two owned 6,300 KVA ore hot stoves and one leased 12,500 KVA ore hot stove. Annual production capacity amounts to 40,000 tons of ferrochromium, while annual revenue amounts to RMB250 million (US$31 million, unaudited).

     Major raw materials used by PL include chromium, silica, coke powder, iron oxide, etc. The major supplies come from chromium mines in Tibet, India, Pakistan, Turkey and the Philippines. PL maintains long-term relationship with import agents, which provides for the continuous and steady supply of raw materials.

     FS's main product is acid pellets (used in blast furnace iron-smelting for the production of carbon steel). Its production facilities are based in Fanshi County in the northern part of Shanxi Province. FS's plant occupies a total area of 6.76 hectors (around 16.7 acres), consisting of one 10m(2) shaft furnace with an annual capacity of 400,000 tons of acid pellets. It is expected that a second shaft furnace shall be added in the near future.

     The raw material for the production of acid pellets is fine ore. FS's largest supplier is Changchi Enterprise (Group) Ltd. (a related company owned by Mr. Hou Beicang). Changchi Enterprise leases from New Linfen Steel & Iron Co. Ltd (a major state-owned steel manufacturer, hereinafter referred as "Linfen") a 5-year mining right over 2 iron mines with an aggregate reserve of 20 million tons of 25%-36% iron ores that has an average annual output of 2 million tons. In addition, Changchi Enterprise also operates three ore dressing plants with an aggregate annual output of 300,000 ton 64.5% fine ore. It is intended that the mining and ore dressing operations of Changchi will be transferred to FS in due course.

     FS has also entered into a 5-year sales contract with Changchi Enterprise, which in turn sells to Linfen. Changchi has agreed to purchase a minimum of 300,000 tons of acid pellets produced by FS annually, representing 75% or more of FS's current annual capacity of 400,000 tons. FS also has sales agreements with other large-scale steel manufacturers in China, including Handan Iron & Steel Group Co. Ltd. in Hebei province, Changzhi Iron & Steel (Group) Co. Ltd. in Shaanxi, Qingdao Iron & Steel Plant and Tianjin Steel Plant.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2006, we had no available cash.

     We have financed our general and administrative expenses primarily through advances from officers and shareholders. At March 31, 2006, we had $1,645,277 in related party advances outstanding that were unsecured, non-interest bearing and due on demand.

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

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of March 31, 2006 and 2005. During the three month period ended March 31, 2006, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although management expects that our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the three month period ended March 31, 2006.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of our management, including Chief Executive Officer/President/Chief Financial Officer (the "Certifying Officer"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

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

ITEM 2.  CHANGES IN SECURITIES

     During the three month period ended March 31, 2006, we did not issue any of our securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     No matters were submitted to our shareholders for their approval during the three month period ended March 31, 2006.

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a) Exhibits

         31 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended March 31, 2006.

Subsequent Event

     On April 12, 2006, we filed a report on Form 8-K, advising that on April 8, 2006, we executed a Merger Agreement (the "Agreement") with East Glory Investments Group Limited, a Cayman Islands corporation ("EGIG") that has its principal place of business located at 12/F, Beicang Building, No.76 Jianshebei Road, Taiyuan City, Shanxi Province, People's Republic of China. The Agreement provides for us to issue an aggregate of 898,823,370 shares of our Common Stock (representing 90% of all shares outstanding after this merger) in exchange for all of the issued and outstanding securities of EGIG.

     The effectiveness of the Agreement is contingent upon several factors, including (i) the approval of the Agreement by our shareholders, as well as the shareholders of EGIG; (ii) the filing and acceptance of an Amendment with the Nevada Secretary of State to increase the number of our authorized Common Shares to 1,000,000,000, par value $0.001 per share, and changing our name to "Beicang Iron & Steel Inc."; (iii) the filing and acceptance of Articles of Merger, as required under Nevada law; (iv) the receipt by us of EGIG's audited Financial Statements for its fiscal year ended December 31, 2005, which shall be prepared in accordance with Generally Accepted Accounting Principles; and (v) receipt by us of all information required to be included to allow us to file a Form 8-K12G3 (or such other form as may be prescribed by the Securities and Exchange Commission) with the US Securities and Exchange Commission, advising of the Merger and change in control of our Company.

     If the Agreement becomes effective, our current management will resign their respective positions with us and be replaced by Messrs. Hou Beicang and Zou Zhendong, who will become directors of our Company. Mr. Hou Beicang will also assume the positions of our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 22, 2006        ALPHA SPACECOM, INC.
                           (Registrant)



                           By: s/ Xuedong Hu
                               -------------------------------------------------
                               Xuedong Hu, Chief Executive Officer and President