Form 10QSB
period 2006-06-30
ALPHA SPACECOM INC
filed 2006-08-18
CIK 763245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                        For Quarter Ended: June 30, 2006

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of August 18, 2006: 99,869,330 shares of Common Stock were issued and outstanding.

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

                           Quarter Ended June 30, 2006

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

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  June 30, 2006
                                                                   -----------

   ASSETS

     Total Assets                                                  $        --
                                                                   ===========

LIABILITIES & STOCKHOLDERS' DEFICIT

     Current liabilities
        Accrued payables                                               451,336
        Related party advances                                       1,676,194
        Shareholder advances                                                --
                                                                   -----------
            Total current liabilties                                 2,127,530
                                                                   -----------

     Total Liabilities                                               2,127,530
                                                                   -----------

     Stockholders' Deficit
        Preferred stock, 20,000,000 shares authorized:
            Series A, $.001 par value; 23,000 shares designated;
               7% cumulative, convertible; 23,000 shares
               issued and outstanding                                       23
            Series B, $.001 par value
               10,000,000 shares designated; convertible;
               No shares issued and
               outstanding                                                  --
        Common stock, $.001 par value;
            2,000,000,000 shares authorized;
            99,869,330 shares issued and
             outstanding                                                99,869
        Common stock subscribed                                        (50,000)
        Additional paid in capital                                     343,799
        Deficit accumulated during the development stage             (2,521,221)
                                                                   -----------

     Total Stockholders' Deficit                                    (2,127,530)
                                                                   -----------

     Total Liabilities and Stockholders' Deficit                   $        --
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

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Period From
                                                                                                 Aug. 19, 1998
                                  Three months     Six months     Three months    Six months      (Inception)
                                      Ended          Ended            Ended          Ended             To
                                  June 30, 2006  June 30, 2006    June 30, 2005  June 30, 2005    June 30, 2006
                                  ------------    ------------    ------------    ------------    ------------
Revenue                           $         --    $         --    $         --    $         --    $         --
                                  ------------    ------------    ------------    ------------    ------------

Operating expenses:
     General and administrative          8,354         106,021          44,457          57,730       2,088,187
                                  ------------    ------------    ------------    ------------    ------------
                                         8,354         106,021          44,457          57,730       2,088,187
                                  ------------    ------------    ------------    ------------    ------------

Gain (loss) from operations             (8,354)       (106,021)        (44,457)        (57,730)     (2,088,187)
                                  ------------    ------------    ------------    ------------    ------------

Other income (expense):
     Cost of share exchange                 --              --              --              --        (415,013)
     Interest expense                       --              --              --              --         (18,137)
     Other                                  --              --              --              --             116
                                  ------------    ------------    ------------    ------------    ------------
                                            --              --              --              --        (433,034)
                                  ------------    ------------    ------------    ------------    ------------
Income (loss) before
     provision for income taxes         (8,354)       (106,021)        (44,457)        (57,730)     (2,521,221)

Provision for income tax                    --              --              --              --              --
                                  ------------    ------------    ------------    ------------    ------------

Net income (loss)                 $     (8,354)   $   (106,021)   $    (44,457)   $    (57,730)   $ (2,521,221)
                                  ============    ============    ============    ============    ============

Net income (loss) per share
(Basic and fully diluted)         $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                  ============    ============    ============    ============

Weighted average number of
common shares outstanding           99,869,330      99,869,330      13,770,513      13,687,179
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

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                                                                            Deficit
                                                                                                          Accumulated
                          Common Stock      Preferred Series A  Preferred Series B    Common               During the     Stock-
                                 Par Value (1)      ($.001 Par)         Par Value (1)  Stock     Paid In  Development    holders'
                      Shares (2)    Amount    Shares   Amount    Shares    Amount    Subscribed  Capital      Stage       Deficit
                      ----------- ----------  ------- --------  --------- ---------  ----------  --------  -----------  -----------
Balances at
  December 31, 2004   13,603,846 $     1,360   23,000 $     23  9,587,111 $     959  $  (50,000) $441,349  $(2,252,802) $(1,859,111)

Par value
  adjustment (1)              --      12,243       --       --         --     8,628          --   (20,871)          --           --

Conversion of
  preferred series B  86,283,920      86,284       --       -- (9,587,111)   (9,587)         --   (76,697)          --           --

Net income (loss)
  for the year                --          --       --       --         --        --          --        --     (162,398)    (162,398)
                      ---------- -----------  ------- --------  --------- ---------  ----------  --------  -----------  -----------

Balances at
  December 31, 2005   99,887,766 $    99,887   23,000 $     23         -- $      --  $  (50,000) $343,781  $(2,415,200) $(2,021,509)

Share adjustment         (18,436)        (18)      --       --         --        --          --        18           --           --

Net income (loss)
  for the period
  ended June 30, 2006         --          --       --       --         --        --          --        --     (106,021)    (106,021)
                      ---------- -----------  ------- --------  --------- ---------  ----------  --------  -----------  -----------
Balances at
  June 30, 2006       99,869,330 $    99,869   23,000 $     23         --        --  $  (50,000) $343,799  $(2,521,221) $(2,127,530)
                      ========== ===========  ======= ========  ========= =========  ==========  ========  ===========  ===========

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

                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Period From
                                                                              Aug. 19, 1998
                                                 Six months     Six months     (Inception)
                                                    Ended          Ended            To
                                                June 30, 2006  June 30, 2005  June 30, 2006
                                                 -----------    -----------    -----------
Cash Flows From Operating Activities:
     Net income (loss)                              (106,021)       (57,730)   $(2,521,221)

     Adjustments to reconcile net loss to net cash provided by (used for)
     operating activities:
          Depreciation and amortization                   --             --        117,270
          Asset write offs                                --             --          3,479
          Bad debts                                       --             --          2,777
          Receivables, deposits & prepayments             --             --             --
          Cost of share exchange                          --             --        107,093
          Accrued payables                           106,021         43,326        684,305
          Compensatory stock issuances                    --             --            600
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               operating activities                       --        (14,404)    (1,605,697)
                                                 -----------    -----------    -----------
Cash Flows From Investing Activities:
         Fixed asset purchases                            --             --       (120,749)
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               investing activities                       --             --       (120,749)
                                                 -----------    -----------    -----------

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



                              ALPHA SPACECOM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                         (Continued From Previous Page)

                                                                               Period From
                                                                              Aug. 19, 1998
                                                 Six months     Six months     (Inception)
                                                    Ended          Ended            To
                                                June 30, 2006  June 30, 2005  June 30, 2006
                                                 -----------    -----------    -----------
  Cash Flows From Financing Activities:
           Sales of common stock                           -              -         54,282
           Related party advances                          -         14,404      2,209,371
           Related party repayments                        -              -       (713,936)
           Shareholder advances                            -              -        176,729
                                                 -----------    -----------    -----------
                 Net cash provided by (used for)
                 financing activities                      -         14,404      1,726,446
                                                 -----------    -----------    -----------
  Net Increase (Decrease) In Cash                          -              -              -

  Cash At The Beginning Of The Period                      -              -              -
                                                 -----------    -----------    -----------

  Cash At The End Of The Period                  $        -     $         -    $         -
                                                 ===========    ===========    ===========

Schedule of Non-Cash Investing and Financing Activities
-------------------------------------------------------

  2005
  ----
  None

  Supplemental Disclosure
  -----------------------

  Cash paid for interest                         $        -     $         -    $         -
  Cash paid for income taxes                     $        -     $         -    $         -



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

NOTE 3. RELATED PARTY TRANSACTIONS

The Company has financed its general and administrative expenses primarily through advances from officers and shareholders. During the six months ended June 30, 2006, the Company was advanced approximately $98,000 by related parties for general and administrative expenses. At June 30, 2006 the Company had
$1,645,277 in Directors and shareholder advances outstanding which were unsecured, non-interest bearing and due on demand.

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

OVERVIEW

     Alpha Spacecom, Inc., formerly, Tridon Enterprises, Inc. ("we, "us," "our," or the "Company"), was incorporated in the State of Colorado in 1983 under the name "Turco Computer Systems, Inc." In June 2005, pursuant to shareholder approval, the Company reincorporated in the State of Nevada. Prior to the acquisition described below we were seeking strategic partnerships with companies in the satellite business. However, due to the difficulty in raising working capital to execute our business plans, we have ceased these operations.

     On December 10, 2001, pursuant to a share exchange agreement, we acquired (the "Acquisition") from Alpha Sky Investment Limited ("ASI") all of the equity interests in both Accuhigh Investments Limited, a British Virgin Islands company, and Tidy Sum Investments Limited, a British Virgin Islands company, in exchange for 10,000,000 shares of our Series B convertible preferred stock, which shares of convertible preferred stock were convertible into 900,000,000 shares of our Common Stock. Also on December 10, 2001, Xuedong Hu, Fung Sien and Wai Man Yu were appointed as members of our Board of Directors. Brian Brick resigned from the position of Chief Executive Officer. The directors then elected Xuedong Hu as the Chairman of the Board and Chief Executive Officer and appointed Mr. Brian Brick as the Chief Operating Officer and as a member of the Board of Directors. Mr. Brick resigned his positions with us in February 2005. On April 1, 2003, Wai Man Yu resigned from the Board and Jian Wang was appointed in his stead, effective May 26, 2003.

CONTROL OF COMPANY

     Shareholders and potential investors should be advised that, since October 2004, there has been an ongoing dispute concerning control of our Company. This dispute has resulted in two separate lawsuits being filed. See "PART II, Item 1, Legal Proceedings," below for a detailed description of these actions and the results arising therefrom.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the six month periods ended June 30, 2006 and 2005

     We generated no revenues during the six month periods ended June 30, 2006 and 2005 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     General and administrative expenses were $106,021 during our six-month period ended June 30, 2006, compared to $57,730 during the six month period ended June 30, 2005, an increase of $48,291. The expenses incurred during the six month period ended June 30, 2006, arose primarily from professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, including the pending merger more fully described under "Subsequent Event," below. In addition, we incurred legal fees relating to the litigation described under "PART II, Item 1, Legal Proceedings," below.

     As a result, we incurred a net loss of $(106,021) during the six month period ended June 30, 2006 (less than $0.01 per share) as compared to our net loss of $(57,730) (less than $0.01 per share) during the comparable period in 2005. Because we did not generate revenues during the six-month periods ended June 30, 2006 and 2005, the following is our Plan of Operation.

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

GENERAL BUSINESS PLAN

     Our purpose has been to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. Relevant thereto, in April 2006, we entered into a Merger Agreement (the "Agreement") with East Glory Investments Group Limited, a Cayman Islands corporation ("EGIG") that has its principal place of business located at 12/F, Beicang Building, No.76 Jianshebei Road, Taiyuan City, Shanxi Province, People's Republic of China. The Agreement provides for us to issue an aggregate of 898,823,370 shares of our Common Stock (representing 90% of all shares outstanding after this merger) in exchange for all of the issued and outstanding securities of EGIG.

     The effectiveness of the Agreement is contingent upon several factors, including (i) the approval of the Agreement by our shareholders, as well as the shareholders of EGIG, as more fully described in Section 4.1 and 4.2 of the Agreement; (ii) the filing and acceptance of an Amendment with the Nevada Secretary of State to increase the number of our authorized Common Shares to 1,000,000,000, par value $0.001 per share and changing our name to "Beicang Iron & Steel Inc."; (iii) the filing and acceptance of Articles of Merger, as required under Nevada law; (iv) the receipt by us of EGIG's audited Financial Statements for its fiscal year ended December 31, 2005, and applicable interim period financial statements, each of which shall be prepared in accordance with Generally Accepted Accounting Principles; and (v) receipt by us of all information required to be included to allow us to file a Form 8-K12G3 (or such other form as may be prescribed by the Securities and Exchange Commission) with the US Securities and Exchange Commission, advising of the Merger and change in control of our Company. As of the date of this Report, we have filed a Preliminary Information Statement with the Securities and Exchange Commission and are currently awaiting comments from the

Commission's  staff, if any. While no assurances can be provided,  we anticipate
that  the  Merger  will  become   effective   twenty  (20)  days  following  the
dissemination of this Information Statement to our shareholders.

     If the Agreement becomes effective, our current management will resign their respective positions with us and be replaced by Mr. Hou Beicang, who will become a director of our Company. He will also assume the positions of our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer.

     EGIG was incorporated under the laws of the Cayman Islands on July 26, 2005, and holds all of the issued and outstanding share capital of Trinity Link Holdings Ltd. ("Trinity Link"), which was incorporated under the laws of the British Virgin Islands on August 18, 2005. Trinity Link in turn holds all of the issued and outstanding share capital of Shanxi Bestlink Management Consulting Co. Ltd. ("Bestlink"), which was incorporated under the laws of the People's Republic of China on December 30, 2005. Neither EGIG, Trinity Link nor Bestlink have carried on any substantive operations of their own, except that Bestlink has entered into certain exclusive agreements with Pinglu County Changhong Ferroalloy Co. Ltd. ("PL"), Fanshi County Xinyu Iron Resources Co. Ltd. ("FS") and other relevant parties.

     Located in Pinglu County and Fanshi County, respectively in the southern and northern part of Shanxi Province of China, PL and FS engage in the refinery of iron ores. PL produces ferrochromium alloy, whereas FS produces pelletized iron that is used in steel manufacturing. Customers of PL and FS include major steel manufacturers in China.

     The majority of the paid-in capital of both PL and FS was funded by the shareholders of EGIG. On January 5, 2006, Bestlink entered into certain exclusive agreements with both PL and FS and their shareholders. PL and FS hold the licenses and approvals necessary to operate the iron ore refinery businesses in China. Pursuant to these agreements, Bestlink provides exclusive management consulting and other general business operation services to PL and FS in return for a services fee which is equal to 95% of PL and FS's revenue less their operational cost and fees. In addition, PL and FS's shareholders have pledged their equity interests in PL and FS to Bestlink, irrevocably granted Bestlink an exclusive option to purchase, to the extent permitted under PRC law, all or part of the controlling equity interests in PL and FS and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Bestlink. Through these contractual arrangements, EGIG, through Bestlink, has the ability to substantially influence PL and FS's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

     As a result of these contractual arrangements, which obligates EGIG, through Bestlink, to absorb a majority of the risk of loss from PL and FS's activities and enable EGIG, through Bestlink, to receive a majority of its expected residual returns, EGIG accounts for PL and FS as its variable interest entities ("VIE") under FASB Interpretation No. 46R ("FIN 46R"),

"Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," because the equity investors in PL and FS do not have the characteristics of a controlling financial interest and EGIG should be considered the primary beneficiary of PL and FS. Accordingly, EGIG consolidates PL and FS's results of operations, assets and liabilities.

     PL is based in Pinlu County in the southern part of Shanxi Province. Its main product is ferrochromium alloy (used in the production of steel). The major production facilities of PL include two owned 6,300 KVA ore hot stoves and one leased 12,500 KVA ore hot stove. Annual production capacity amounts to 40,000 tons of ferrochromium, while annual revenue amounts to RMB250 million (US$29 million, unaudited).

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2006, we had no available cash.

     We have financed our general and administrative expenses primarily through advances from officers and shareholders. At June 30, 2006, we had $1,676,194 in related party advances outstanding that were unsecured, non-interest bearing and due on demand.

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

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of June 30, 2006 and 2005. During the six month period ended June 30, 2006, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

INFLATION

     Although management expects that our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the six month period ended June 30, 2006.

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

ITEM 2.  CHANGES IN SECURITIES

     During the six month period ended June 30, 2006, we did not issue any of our securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -

     On April 8, 2006, the holders of a majority of our issued and outstanding Common Shares adopted resolutions providing for the following:

     1.   Approval  the  proposed  Merger  with  East  Glory  Investments  Group
          Limited;

     2. Approval of an Amendment to Article 4 of our Articles of Incorporation, as amended, increasing the number of authorized shares of our common stock from 200,000,000 shares, to 1,000,000,000 shares (the "Amendment"); and

     3. A change of our name to "Beicang Iron & Steel Inc." or such other name as may be acceptable to new management following the consummation of the Merger describe herein.

     Each of these matters is contingent upon the successful closing of the proposed Merger between our Company and East Glory Investments Group Limited. The effectiveness of the Merger Agreement is contingent upon several factors, including (i) the approval of the Agreement by our shareholders, as well as the shareholders of EGIG, as more fully described in Section 4.1 and 4.2 of the Agreement; (ii) the filing and acceptance of an Amendment with the Nevada Secretary of State to increase the number of our authorized Common Shares to 1,000,000,000, par value $0.001 per share and changing our name to "Beicang Iron & Steel Inc."; (iii) the filing and acceptance of Articles of Merger, as required under Nevada law; (iv) the receipt by us of EGIG's audited Financial Statements for its fiscal year ended December 31, 2005, and applicable interim period financial statements, each of which shall be prepared in accordance with Generally Accepted Accounting Principles; and (v) receipt by us of all information required to be included to allow us to file a Form 8-K12G3 (or such other form as may be prescribed by the Securities and Exchange Commission) with the US Securities and Exchange Commission, advising of the Merger and change in control of our Company. As of the date of this report, we have filed a preliminary Information Statement with the Securities and Exchange Commission and are currently awaiting comments from the Commission's staff, if any. While no assurances can be provided, we anticipate that the Merger will become effective twenty (20) days following the dissemination of this Information Statement to our shareholders.

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a)      Exhibits
              --------

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

     The effectiveness of the Agreement is contingent upon several factors, including (i) the approval of the Agreement by our shareholders, as well as the shareholders of EGIG, as more fully described in Section 4.1 and 4.2 of the Agreement; (ii) the filing and acceptance of an Amendment with the Nevada Secretary of State to increase the number of our authorized Common Shares to 1,000,000,000, par value $0.001 per share, and changing our name to "Beicang Iron & Steel Inc."; (iii) the filing and acceptance of Articles of Merger, as required under Nevada law; (iv) the receipt by us of EGIG's audited Financial Statements for its fiscal year ended December 31, 2005, and applicable interim period financial statements, each of which shall be prepared in accordance with Generally Accepted Accounting Principles; and (v) receipt by us of all information required to be included to allow us to file a Form 8-K12G3 (or such other form as may be prescribed by the Securities and Exchange Commission) with the US Securities and Exchange Commission, advising of the Merger and change in control of our Company.

     If the Agreement becomes effective, our current management will resign their respective positions with us and be replaced by Mr. Hou Beicang, who will become a director of our

Company. Mr. Hou Beicang will also assume the positions of our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 18, 2006                ALPHA SPACECOM, INC.
                                      (Registrant)


                                      By: s/ Xuedong Hu
                                         ---------------------------------------
                                         Xuedong Hu, Chief Executive Officer and
                                         President