Form 10QSB
period 2006-09-30
BEICANG IRON & STEEL INC
filed 2006-11-21
CIK 763245

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2006

                         Commission File Number: 0-13628

                           BEICANG IRON & STEEL, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                              ALPHA SPACECOM, INC.
                              --------------------
                                  (Former Name)

           Nevada                     0-13628                   13-3183646
           ------                     -------                   ----------
State or other jurisdiction     Commission File Number     (IRS Employer ID No.)
     of  incorporation)


                              8/F Beicang Building
                               76 Jianshebei Road
                          Taiyuan City, Shanxi Province
                        People's Republic of China 030013
                        ---------------------------------
                    (Address of principal executive offices)

                                    Room 710
                                Zhou Ji Building
                                No. 16 Ande Road
                               Dongcheng District
                              Beijing, 100011 China
                              ---------------------
                                (Former Address)

                               011-86-351-465-6232
                               -------------------
                           (Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes
  X     No      .
-----      -----

                          (Continued on Following Page)

The number of shares of the registrant's only class of common stock issued and outstanding, as of November 20, 2006: 999,066,260 shares of Common Stock were issued and outstanding.

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act)       Yes   X   No
                                -----     -----

Documents Incorporated by Reference: None

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

       BEICANG IRON & STEEL, INC. (FORMERLY KNOWN AS ALPHA SPACECOM, INC.)
                              Financial Statements
                                   (Unaudited)

                                TABLE OF CONTENTS


FINANCIAL STATEMENTS

             Balance sheet                                    F-1
             Statements of operations                         F-2
             Statements of stockholders' deficit              F-3
             Statements of cash flows                         F-4
             Notes to financial statements                    F-5

       BEICANG IRON & STEEL, INC. (FORMERLY KNOWN AS ALPHA SPACECOM, INC.)
                         [(A Development Stage Company)]


                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 2006

ASSETS

    Total Assets                                                  $         --
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

     Current liabilities
        Accrued payables                                               432,599
        Advances from the related parties                            1,713,711
                                                                   -----------
            Total current liabilities                                2,146,310
                                                                   -----------

     Total Liabilities                                               2,146,310
                                                                   -----------

     Stockholders' Deficit
        Preferred stock, 20,000,000 shares authorized:
            Series A, $.001 par value; 23,000 shares designated;
               7% cumulative, convertible; 23,000 shares
               issued and outstanding                                       23
            Series B, $.001 par value
               10,000,000 shares designated; convertible;
               No shares issued and
               outstanding                                                  --
        Common stock, $.001 par value;
            1,000,000,000 shares authorized;
            99,869,330 shares issued and
             outstanding                                                99,869
        Common stock subscribed                                        (50,000)
        Additional paid in capital                                     343,799
        Deficit accumulated                                         (2,540,001)
                                                                   -----------

     Total Stockholders' Deficit                                    (2,146,310)
                                                                   -----------

     Total Liabilities and Stockholders' Deficit                   $        --
                                                                   ===========


    The accompanying notes are an integral part of this financial statement.

       BEICANG IRON & STEEL, INC. (FORMERLY KNOWN AS ALPHA SPACECOM, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Period From
                                                                                                 Aug. 19, 1998
                                  Three months     Nine months     Three months    Nine months    (Inception)
                                      Ended           Ended            Ended          Ended             To
                                  Sept 30, 2006  Sept 30, 2006    Sept 30, 2005   Sept 30, 2005   Sept 30, 2006
                                  ------------    ------------    ------------    ------------    ------------
Revenue                           $         --    $         --    $         --    $         --    $         --
                                  ------------    ------------    ------------    ------------    ------------

Operating expenses:
     General and administrative         18,780         124,801          64,970         122,700       2,106,967
                                  ------------    ------------    ------------    ------------    ------------
                                        18,780         124,801          64,970         122,700       2,106,967
                                  ------------    ------------    ------------    ------------    ------------

Gain (loss) from operations            (18,780)       (124,801)        (64,970)       (122,700)     (2,106,967)
                                  ------------    ------------    ------------    ------------    ------------

Other income (expense):
     Cost of share exchange                 --              --              --              --        (415,013)
     Interest expense                       --              --              --              --         (18,137)
     Other                                  --              --              --              --             116
                                  ------------    ------------    ------------    ------------    ------------
                                            --              --              --              --        (433,034)
                                  ------------    ------------    ------------    ------------    ------------
Income (loss) before
     provision for income taxes        (18,780)       (124,801)        (64,970)       (122,700)     (2,540,001)

Provision for income tax                    --              --              --              --              --
                                  ------------    ------------    ------------    ------------    ------------

Net income (loss)                 $    (18,780)   $   (124,801)   $    (64,970)   $   (122,700)   $ (2,540,001)
                                  ============    ============    ============    ============    ============

Net income (loss) per share
(Basic and fully diluted)         $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
                                  ============    ============    ============    ============

Weighted average number of
common shares outstanding           99,869,330      99,869,330      57,437,168      28,270,509
                                  ============    ============    ============    ============


    The accompanying notes are an integral part of this financial statement.

       BEICANG IRON & STEEL, INC. (FORMERLY KNOWN AS ALPHA SPACECOM, INC.)
                          (A Development Stage Company)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   (Unaudited)

                                                                                                            Deficit
                                                                                                          Accumulated
                          Common Stock      Preferred Series A  Preferred Series B    Common               During the     Stock-
                                 Par Value (1)      ($.001 Par)         Par Value (1)  Stock     Paid In  Development    holders'
                      Shares (2)    Amount    Shares   Amount    Shares    Amount    Subscribed  Capital      Stage       Deficit
                      ----------- ----------  ------- --------  --------- ---------  ----------  --------  -----------  -----------
Balances at
  December 31, 2004   13,603,846 $     1,360   23,000 $     23  9,587,111 $     959  $  (50,000) $441,349  $(2,252,802) $(1,859,111)

Par value
  adjustment (1)              --      12,243       --       --         --     8,628          --   (20,871)          --           --

Conversion of
  preferred series B  86,283,920      86,284       --       -- (9,587,111)   (9,587)         --   (76,697)          --           --

Net income (loss)
  for the year                --          --       --       --         --        --          --        --     (162,398)    (162,398)
                      ---------- -----------  ------- --------  --------- ---------  ----------  --------  -----------  -----------

Balances at
  December 31, 2005   99,887,766 $    99,887   23,000 $     23         -- $      --  $  (50,000) $343,781  $(2,415,200) $(2,021,509)

Share adjustment         (18,436)        (18)      --       --         --        --          --        18           --           --

Net income (loss)
  for the period
  ended Sept. 30, 2006        --          --       --       --         --        --          --        --     (124,801)    (124,801)
                      ---------- -----------  ------- --------  --------- ---------  ----------  --------  -----------  -----------
Balances at
  Sept. 30, 2006      99,869,330 $    99,869   23,000 $     23         --        --  $  (50,000) $343,799  $(2,540,001) $(2,146,310)
                      ========== ===========  ======= ========  ========= =========  ==========  ========  ===========  ===========

(1) $.001 in 2006, 2005 and $.0001 in 2004
(2) As restated for a 1 for 10 reverse stock split on June 16, 2005


    The accompanying notes are an integral part of this financial statement.

       BEICANG IRON & STEEL, INC. (FORMERLY KNOWN AS ALPHA SPACECOM, INC.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Period From
                                                                              Aug. 19, 1998
                                                Nine months    Nine months     (Inception)
                                                    Ended          Ended            To
                                               Sept. 30, 2006 Sept. 30,2005  Sept. 30, 2006
                                                 -----------    -----------    -----------
Cash Flows From Operating Activities:
     Net income (loss)                              (124,801)      (122,700)   $(2,540,001)

     Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
          Depreciation and amortization                   --             --        117,270
          Asset write offs                                --             --          3,479
          Bad debts                                       --             --          2,777
          Receivables, deposits & prepayments             --             --             --
          Cost of share exchange                          --             --        107,093
          Accrued payables                           (38,198)        47,265        540,086
          Compensatory stock issuances                    --             --            600
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               operating activities                 (162,999)       (75,435)    (1,768,696)
                                                 -----------    -----------    -----------
Cash Flows From Investing Activities:
         Fixed asset purchases                            --             --       (120,749)
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               investing activities                       --             --       (120,749)
                                                 -----------    -----------    -----------
Cash Flows From Financing Activities:
         Sales of common stock                             -              -         54,282
         Advances from related parties               162,999         75,435      2,372,370
         Related party repayments                          -              -       (713,936)
         Shareholder advances                              -              -        176,729
                                                 -----------    -----------    -----------
               Net cash provided by (used for)
               financing activities                  162,999         75,435      1,889,445
                                                 -----------    -----------    -----------
  Net Increase (Decrease) In Cash                          -              -              -

  Cash At The Beginning Of The Period                      -              -              -
                                                 -----------    -----------    -----------

  Cash At The End Of The Period                  $         -    $         -    $         -
                                                 ===========    ===========    ===========

Supplemental Information

  Cash paid for interest                         $         -    $         -    $         -
  Cash paid for income taxes                     $         -    $         -    $         -


Non-cash transactions                            $         -    $         -    $         -



    The accompanying notes are an integral part of this financial statement.

       BEICANG IRON & STEEL, INC. (FORMERLY KNOWN ASALPHA SPACECOM, INC. )
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2006

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Alpha Spacecom, Inc. formerly, Tridon Enterprises, Inc. (the "Company") was originally incorporated in the State of Colorado in 1983 under the name Turco Computer Systems, Inc. In June 2005, the Company reincorporated in the State of Nevada. Prior to the acquisition described below, the Company was seeking strategic partnerships with companies in the satellite business. However, due to difficulty in raising working capital to execute the business plans, the Company ceased the operations and was considered a development stage company until October 25, 2006 (see below).

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

On April 8,  2006,  the  Company  executed  a merger  agreement  with East Glory
Investments Group Limited ("EGIG"), a corporation incorporated in the Cayman Islands with business operations based in China. Pursuant to the agreement, the Company will issue stock to EGIG sufficient to transfer 90% ownership in the Company, in exchange for all the outstanding stock of the EGIG. The merger is contingent upon shareholder approval and other factors.

On October 25, 2006, the Company successfully consummated the merger with EGIG. The Company amended the Articles of Incorporation to increase the number of authorized common shares to 1,000,000,000, par value $0.001 per share and then acquired all of EGIG's issued and outstanding shares of common stock in consideration for 899,196,930 restricted shares of the Company's Common Stock. As a result, there are now 999,066,260 shares of Common Stock issued and outstanding and the former stockholder of EGIG now beneficially owns approximately 90% of the Company's issued and outstanding Common Stock. As part of the merger, the Company changed its corporate name to "Beicang Iron & Steel Inc." (see below for the business of EGIG).

In connection with the stock exchange transaction, all the former directors, Xuedong Hu and Jian Wang resigned and Mr. Beicang Hou was appointed as director and took up the position of Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer of the Company.

       BEICANG IRON & STEEL, INC. (FORMERLY KNOWN ASALPHA SPACECOM, INC. )
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2006

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

       BEICANG IRON & STEEL, INC. (FORMERLY KNOWN ASALPHA SPACECOM, INC. )
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2006

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2. GOING CONCERN

The Company had suffered recurring losses from operations since its inception and had a large working capital deficit as of September 30, 2006. These conditions raised substantial doubt about the Company's ability to continue as a going concern. With the completion of the merger with EGIG on October 25, 2006, the Company is considered to continue as a going concern.

       BEICANG IRON & STEEL, INC. (FORMERLY KNOWN ASALPHA SPACECOM, INC. )
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2006

NOTE 3. ADVANCES FROM THE FORMER DIRECTOR AND OFFICER

The Company has financed its general and administrative expenses primarily through advances from officers and shareholders. During the nine months ended September 30, 2006, the Company was advanced approximately $162,999 by related parties for general and administrative expenses. At September 30, 2006 the Company had $1,713,711 in Directors and shareholder advances outstanding which were unsecured, non-interest bearing as audited by the auditor of Alpha Spacecom Inc. before the merger. Our new management after the merger is verifying the related party advances outstanding. As of the date of this report we are in negotiations with this former officer and director for the repayment of these obligations, but no definitive agreement has been reached.


NOTE 4. LEGAL PROCEEDINGS

In November, 2004, a lawsuit was filed in the District Court for the City and County of Denver, Colorado by certain former Officers and Directors claiming to represent the Company and by Tridon Trust (an entity controlled by a former Director) as Plaintiffs (collectively referred to as "Former Directors" and "Tridon"). The suit sought to have the Court confirm the alleged resignation of Mr. Xuedong Hu, Chief Executive Officer and current Director, and Mr. Jian Wang, current Director, each of who asserted that they had not resigned their respective positions with the Company. The action also sought to rescind the 2001 Share Exchange Agreement with Alpha Sky Investment Limited.

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

       BEICANG IRON & STEEL, INC. (FORMERLY KNOWN ASALPHA SPACECOM, INC. )
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2006

NOTE 4. LEGAL PROCEEDINGS (Continued)

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

       BEICANG IRON & STEEL, INC. (FORMERLY KNOWN AS ALPHA SPACECOM, INC.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

                               September 30, 2006


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

NOTE 5. SUBSEQUENT EVENTS

On April 8,  2006,  the  Company  executed  a merger  agreement  with East Glory
Investments Group Limited ("EGIG"), a corporation incorporated in the Cayman Islands with business operations based in China. Pursuant to the agreement, the Company will issue stock to EGIG sufficient to transfer 90% ownership in the Company, in exchange for all the outstanding stock of the EGIG. The merger was contingent upon shareholder approval and other factors.

On October 25, 2006, the Company successfully consummated the merger with EGIG. The Company amended the Articles of Incorporation to increase the number of authorized common shares to 1,000,000,000, par value $0.001 per share and then acquired all of EGIG's issued and outstanding shares of common stock in consideration for 899,196,930 "restricted" shares of our Common Stock. As a result, there are now 999,066,260 shares of Common Stock issued and outstanding and the former stockholder of EGIG now beneficially owns 90% of the Company's issued and outstanding Common Stock. As part of the merger, the Company changed its corporate name to "Beicang Iron & Steel Inc."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and notes thereto included herein. In connection with, and because it desires to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf. We disclaim any obligation to update forward-looking statements.

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

     In addition to the efforts of Mr. Hou Beicang, our current CEO, this report and the contents thereof has been prepared by Mr. Hu, in his capacity as our former CEO, President, CFO and principal shareholder, as well as the Chairman of our Board of Directors and by Mr. Wang, our former director. In drafting and filing this Report, Mr. Hou relied upon the representation, warranties and judgment of Mr. Hu and Wang as former directors and management of our company. Mr. Hu and Wang have relied upon an Order issued by the Colorado District Court, wherein the then current positions with our Company were confirmed in March 2005. In that Order, the Court confirmed that a Board meeting held in October 2004 lacked a quorum, and Messrs. Hu and Wang were not removed from their respective Board seats or officer positions at that meeting. In deciding this issue, the Court reviewed our bylaws, our articles of incorporation, and applicable Colorado law, and determined that the Board consisted of four members in October 2004, and that the two members present at such meeting did not constitute a quorum. Others continue to dispute the validity of the Court's Order and have made allegations about the ownership of the majority of the Series B Preferred Convertible shares of our stock. (See "Part II, Item 1, Legal Proceedings," below).

Results of Operations

Comparison of Results of Operations for the nine-month periods ended September 30, 2006 and 2005

     We generated no revenues during the three month periods ended September 30, 2006 and 2005 and it is not anticipated that we will be able to generate any revenues in the foreseeable future unless we engage in a business combination, as described herein. We had no costs of sales.

     General and administrative expenses were $124,801 during our nine-month period ended September 30, 2006, compared to $122,700 during the nine-month period ended September 30, 2005, an increase of $2,101. The expenses incurred during the nine month period ended September 30, 2006, arose primarily from professional fees relating to costs associated with our being a reporting company under the Securities Exchange Act of 1934, as amended, including our merger with East Glory Investments Group Ltd. ("EGIG") more fully described below. In addition, we incurred legal fees relating to the litigation described under "PART II, Item 1," below.

     As a result, we incurred a net loss of $124,801 during the nine month period ended September 30, 2006 (less than $0.01 per share) as compared to our net loss of $122,700 (less than $0.01 per share) during the comparable period in 2005. Because we did not generate revenues during the nine-month periods ended September 30, 2006 and 2005, the following is our Plan of Operation.

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

     At September 30, 2006 we had no full time paid employees. Our former Chief Executive Officer/President, Chief Operating Officer and our former Secretary each allocated a portion of their time to our business activities, without compensation.

General Business Plan

     Our purpose has been to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms who or which desire to seek the perceived advantages of an Exchange Act registered, trading corporation. Relevant thereto, in April 2006, we entered into a Merger Agreement (the "Agreement") with East Glory Investments Group Limited, a Cayman Islands corporation ("EGIG") that has its principal place of business located at 8/F, Beicang Building, No.76 Jianshebei Road, Taiyuan City, Shanxi Province, People's Republic of China. The Agreement became effective October 24, 2006. As a result, we issued an aggregate of 899,196,930 shares of our Common Stock (representing 90% of all shares outstanding after this merger) in exchange for all of the issued and outstanding securities of EGIG.

     As a result of the effectiveness of the Agreement, our management has changed. Mr. Hou Beicang, is now our sole director of our company. He has also assumed the positions of our Chief Executive Officer, President, Chief Financial Officer, Secretary and Treasurer. Our previous management resigned on the effectiveness of the Agreement.

     EGIG was incorporated under the laws of the Cayman Islands on July 26, 2005 and held all of the issued and outstanding share capital of Trinity Link Holdings Ltd. ("Trinity Link"), which was incorporated under the laws of the British Virgin Islands on August 18, 2005, until the Merger Agreement became effective. We now hold all of the issued and outstanding share capital of Trinity Link. Trinity Link holds all of the issued and outstanding share capital of Shanxi Bestlink Management Consulting Co. Ltd. ("Bestlink"), which was incorporated under the laws of the People's Republic of China on December 30, 2005. Neither Trinity Link or Bestlink have carried on any substantive operations of their own, except that Bestlink has entered into certain exclusive agreements with Pinglu County Changhong Ferroalloy Co. Ltd. ("PL"), Fanshi County Xinyu Iron Resources Co. Ltd. ("FS") and other relevant parties.

     Located in Pinglu County and Fanshi County respectively in the southern and northern part of Shanxi Province of China, PL and FS engage in the refinery of iron ores. PL produces ferrochromium alloy, whereas FS produces pelletized iron that is used in steel manufacturing. Customers of PL and FS include major steel manufacturers in China.

     The majority of the paid-in capital of both PL and FS was funded by the shareholders of EGIG. On January 5, 2006, Bestlink entered into certain exclusive agreements with both PL and FS and their shareholders. PL and FS hold the licenses and approvals necessary to operate the iron ore refinery businesses in China. Pursuant to these agreements, Bestlink provides exclusive management consulting and other general business operation services to PL and FS in return of a services fee which is equal to 95% of PL and FS's revenue less their operational cost and fees. In addition, PL and FS's shareholders have pledged their equity interests in PL and FS to Bestlink, irrevocably granted Bestlink an exclusive option to purchase, to the extent permitted under PRC law, all or part of the controlling equity interests in PL and FS and agreed to entrust all the rights to exercise their voting power to the person(s) appointed by Bestlink. Through these contractual arrangements, EGIG, through Bestlink, has the ability to substantially influence PL and FS's daily operations and financial affairs, appoint its senior executives and approve all matters requiring shareholder approval.

     As a result of these contractual arrangements, which obligates EGIG, through Bestlink, to absorb a majority of the risk of loss from PL and FS's activities and enable EGIG, through Bestlink, to receive a majority of its expected residual returns, EGIG accounts for PL and FS as its variable interest entities ("VIE") under FASB Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51", because the equity investors in PL and FS do not have the characteristics of a controlling financial interest and EGIG should be considered the primary beneficiary of PL and FS. Accordingly, in the future we will consolidate PL and FS's results of operations, assets and liabilities.

     PL is based in Pinlu County in the southern part of Shanxi Province. Its main product is ferrochromium alloy (used in the production of stainless steel). The major production facilities of PL include two owned 6,300 KVA ore hot stoves and one leased 12,500 KVA ore hot stove. Annual production capacity amounts to 40,000 tons of ferrochromium, while annual revenue amounts to RMB250 million (US$29 million, unaudited).

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

     FS has also entered into a 5-year sales contract with Changchi Enterprise, which in turn sells to Linfen. Changchi has agreed to purchase a minimum of 300,000 tons of acid pellets produced by FS annually, representing 75% or more of FS's current annual capacity of 400,000 tons. FS also has sales agreements with other large-scale steel manufacturers in China, including Handan Iron & Steel Group Co. Ltd. in Hebei province, Changzhi Iron & Steel (Group) Co. Ltd. in Shanxi, Qingdao Iron & Steel Plant and Tianjin Steel Plant.

     As of the date of this report, we have 375 employees. Bestlink employs thirteen persons, including Wang Junsheng as Director of Bestlink and General Manager of FS, Ren Yaoting as Director of Bestlink and General Manager of PL, and Mr. Hou Beicang as President of Bestlink.

     PL has 158 employees, 150 of which are workers and 8 managers. Mr. Ren Yaoting is employed by Bestlink and devotes his time to the business of PL in accordance with the Operation and Service Agreement between the two companies. FS has 204 employees, including 197 workers and 7 managers. Mr. Wang Junsheng is employed by Bestlink and devotes his time to the business of FS in accordance with the Operation and Service Agreement between the two companies. Management believes that its relationship with its employees is satisfactory.

Liquidity and Capital Resources

     At September 30, 2006, we had no available cash.

     We have financed our general and administrative expenses primarily through advances from officers and shareholders. At September 30, 2006, we had $1,713,711 in related party advances outstanding that were unsecured, non-interest bearing, as audited by the auditor of Alpha Spacecom Inc. before the merger. Our new management after the merger is verifying the related party advances outstanding. As of the date of this report we are in negotiations with this former officer and director for the repayment of these obligations, but no definitive agreement has been reached.

     As a result of the effectiveness of the Merger Agreement, we have sufficient capital with which to conduct our operations over the next 12 months.

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

     Details regarding our use of these policies and the related estimates are described in the accompanying consolidated financial statements as of September 30, 2006 and 2005. During the nine month period ended September 30, 2006, there have been no material changes to our critical accounting policies that impacted our consolidated financial condition or results of operations.

Inflation

     Although management expects that our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the nine month period ended September 30, 2006.

ITEM 3. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing of this quarterly report on Form 10-QSB, we carried out an evaluation, under supervision and with the participation of both our current and former management, including our new Chief Executive Officer/President/Chief Financial Officer (the "Certifying Officer"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relating to us required to be included in our periodic SEC filings. Subsequent to the date of that evaluation, there have been no changes in internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.


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

Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, Jian Wang, and Alpha Sky Investment LTD., Case Number 04 CV 9819, District Court, City and County of Denver, Colorado

     On or about November 29, 2004, Tridon filed a lawsuit in the Colorado District Court located in Denver, Colorado. Our current management believes that this suit was not properly authorized, as this action was taken by only two of our then four directors. The complaint filed in that case contained four basic claims: (1) to have the judge declare that Xuedong Hu and Jian Wang resigned their positions as directors by their conduct effective October 15, 2004; (2) to have the judge declare that the remaining directors lawfully removed Xuedong Hu as our Chief Executive Officer, effective October 15, 2004; (3) to have the judge order the removal of Hu and Wang under the guidelines of Colorado law for alleged dishonest and fraudulent conduct; and
(4) asking the judge to rescind the December 2001 Share Exchange Agreement.

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

     Tridon filed a Notice of Appeal with the Colorado Court of Appeals on June 15, 2005, Case No. 05 CA 1244. Tridon also filed a Petition for Rule To Show Cause with the Colorado Supreme Court on June 15, 2005, Case No. 05SA180. On June 22, 2005, the Colorado Supreme Court denied the Petition. The Court of Appeals has set th date of January 9, 2007 to hear oral arguments in this case.

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

     On October 12, 2006, the U.S. District Court for the Central District of California issued an order staying this matter (except for discovery matters) until such time as the Colorado Court of Appeals reaches a decision.

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

ITEM 2.  CHANGES IN SECURITIES

     During the nine month period ended September 30, 2006, we did not issue any of our securities.

Subsequent Event

     Effective October 24, 2006, the Merger Agreement between us and EGIG became effective. Relevant thereto, we issued an aggregate of 899,196,930 shares of our common stock in exchange for all of the issued and outstanding stock of EGIG. We relied upon the exemptions from registration provided by Regulation S promulgated under the Securities Act of 1933, as amended, and Section 4/2 of said Act, to issue these shares.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K -

     (a)    Exhibits

     31 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certification of Chief Executive Officer/Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     We did not file any reports on Form 8-K during the three month period ended September 30, 2006.

Subsequent Event

     On November 2, 2006 we filed a report on Form 8-K, advising of the effectiveness of the Merger Agreement between us and EGIG, as well as the change in control of our company that resulted therefrom.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BEICANG IRON & STEEL INC.
                                       (Registrant)
Dated: November 20, 2006


                                       By: s/Hou Beicang
                                           -------------------------------------
                                           Hou Beicang, Chief Executive Officer