Form 10KSB
period 2006-12-31
BEICANG IRON & STEEL INC
filed 2007-05-18
CIK 763245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ______________ to __________

Commission file number: 0-13628

BEICANG IRON & STEEL INC.

(Exact name of small business issuer as specified in it charter)

Nevada	13-3183646
(State or other jurisdiction of incorporation or	(IRS Employer Identification
organization)	No.)

8/F Beicang Building
76 Jianshe North Road
Taiyuan City, Shanxi Province
People’s Republic of China 030013

(Address of principal executive offices)

0086-351-4656727

(issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange

Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The issuer's revenues for the fiscal year ended December 31, 2006: $38,388,475

As of May 15, 2007, the aggregate market value of the Common Stock held by non-affiliates, approximately 99,869,330 shares of Common Stock, was approximately $3,495,427 based on an average of the bid and ask price of approximately $0.035 per share of Common Stock on such date.

The number of shares outstanding of the issuer's Common Stock, $0.001 par value, as of May 15, 2007 was 999,066,260 shares.

Documents Incorporated By Reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

TO ANNUAL REPORT ON FORM 10-KSB
FOR YEAR ENDED DECEMBER 31, 2006

Signatures	39

(REMAINDER OF PAGE INTENTIONALLY LEFT BLANK)

-i-

CAUTIONARY NOTES REGARDING
FORWARD LOOKING INFORMATION

Readers of this document and any document incorporated by reference herein, are advised that this document and documents incorporated by reference into this document contain both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earning or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements and statements about the Company or its business.

This document and any documents incorporated by reference herein also identify important factors which could cause actual results to differ materially from those indicated by forward looking statements. These risks and uncertainties include price competition, the decisions of customers, the actions of competitors, the effects of government regulation, possible delays in the introduction of new products and services, customer acceptance of products and services, the Company's ability to secure debt and/or equity financing on reasonable terms, and other factors which are described herein and/or in documents incorporated by reference herein.

The cautionary statements made above and elsewhere by the Company should not be construed as exhaustive or as any admission regarding the adequacy of disclosures made by the Company. Forward looking statements are beyond the ability of the Company to control and in many cases the Company cannot predict what factors would cause results to differ materially from those indicated by the forward looking statements. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.
-ii-

PART I

Item 1.	Description of Business.

Beicang Iron & Steel Inc. (the “Company” or the “Registrant” or “Beicang” or “we” or “us”), is a Nevada corporation in the business of producing ferrochromium alloy and pelletized ores in the People’s Republic of China (“PRC” or “China”).

Company History

We were originally incorporated in 1993 as Turco Computer Systems, Inc., under the laws of the State of Colorado. In December 2001, we entered into a share exchange agreement with Alpha Sky Investment Limited (“ASI”), a British Virgin Islands (“BVI”) company pursuant to which we acquired from ASI all of its equity interests in both Accuhigh Investments Limited, a BVI company (“Accuhigh”), and Tidy Sum Investments Limited, a BVI company (“Tidy Sum”), in exchange for 10,000,000 shares of our convertible preferred stock, which shares were convertible into 900,000,000 shares of our Common Stock (the “ASI Share Exchange Transaction”). Accuhigh and Tidy Sum collectively owned 100% of Alpha Spacecom Limited (“ASL”), a Hong Kong company engaged in the business of developing a satellite system to provide broadband telecommunications services to China and neighboring Asia Pacific countries. As a result of the ASI Share Exchange Transaction, our primary business activity became that of ASL.

In February 2002, our Board and the majority holders of the Company’s capital stock approved amendments to our Articles of Incorporation by written consent, including: (1) a change of our corporate name to Alpha Spacecom, Inc., and (2) an increase in the authorized common stock of the Company from 100,000,000 to 2,000,000,000 shares. The Certificate of Amendment to our Articles of Incorporation to effectuate the name change and the increase in authorized shares was filed with Colorado’s Secretary of State on August 20, 2002.

In June 2005, with approval of our Board and the holders of a majority of the Company’s capital stock, we (1) merged with a newly formed Nevada corporation and our wholly-owned subsidiary, Alpha Spacecom, Inc., in order to reincorporate our Company in the State of Nevada, and (2) effectuated a 1-for-10 reverse stock split (the “Stock Split”). The Articles of Merger to effectuate this merger was filed with Nevada’s Secretary of State on June 16, 2005, and the Stock Split became effective on June 30, 2005.

On April 8, 2006, we entered into a merger agreement (the “Merger Agreement”) with East Glory Investments Group, Ltd., a Cayman Islands company (hereinafter “EGIG”). Under the terms of the Merger Agreement, we issued an aggregate of 899,196,930 shares of our common stock to the sole shareholder of EGIG in exchange for all of the issued and outstanding shares of EGIG’s common stock, and EGIG merged with and into the Company (the “Merger”), with the Company as the surviving company. Additionally, pursuant to the Merger Agreement, our Board and the holders of a majority of the Company’s capital stock approved amendments to our Articles of Incorporation by written consent, including: (1) a change of our corporate name from Alpha Spacecom, Inc. to the present name, Beicang Iron & Steel Inc., and (2) an increase in the authorized common stock of the Company from 200,000,000 to 1,000,000,000 shares. The Articles of Merger to effectuate the Merger and the Amendment to our Articles of Incorporation to effectuate the name change and to increase in authorized shares were filed with Nevada’s Secretary of State on October 25, 2006. The Company’s name change and its new trading symbol (OTCBB: BEIC) became effective on the OTC Bulletin Board also on October 25, 2006. Upon the closing of the Merger, the former sole shareholder of EGIG beneficially own approximately 90% of the issued and outstanding shares of our common stock, and we became a Chinese refinery company that produces ferrochromium alloy and pelletized ores that are distributed to steel and iron manufacturers in China.

EGIG was incorporated under the laws of the Cayman Islands on July 26, 2005, and owns 100% of Trinity Link Holdings Ltd. (“Trinity Link”), a British Virgin Islands company, which in turns owns 100% of Shanxi Bestlink Management Consulting Co., Ltd. (“Bestlink”), which is a wholly foreign owned enterprise under the laws of the PRC. Pursuant to and concurrent with the Merger, we have acquired all the issued and outstanding share capitals of both Trinity Link and Bestlink.

Since their inceptions, EGIG, Trinity Link and Bestlink have not carried any substantive operations of their own. Through a series of contractual arrangements, however, Bestlink operates, controls and beneficially owns the businesses of two companies in China that refine the raw materials for iron and steel: Pinglu County Changhong Ferroalloy Co., Ltd. (“PL”) and Fanshi County Xinyu Iron Resources Co., Ltd. (“FS”). These contractual arrangements include an Operating and Service Agreement, an Option Agreement, and a Loan Agreement. Through the Operation and Service Agreement, Bestlink has the exclusive right to advise, consult, manage and operate each of PL and FS, and to collect and own 95% of each company’s revenues less operating costs. In addition, the shareholders of these companies have granted Bestlink the exclusive right and option to acquire, to the extent permitted under PRC laws, all of their shares of PL and FS (“Option Agreement”). In order to further reinforce the rights of Bestlink to control and operate PL and FS, the Option Agreement contains provisions under which voting control over the outstanding shares of PL and FS are vested in Bestlink and the board of directors of the Bestlink. Bestlink has also agreed to provide loans to each of PL and FS (“Loan Agreement”). The shareholders of PL and FS are not only guaranteeing the loans, but have pledged all right, title and interest in their shares of PL and FS to Bestlink. Collectively, the Operating and Service Agreement, Option Agreement, and Loan Agreement are referred to herein as the “Restructuring Agreements,” copies of which are included with this annual report on Form 10-KSB as Exhibits 10.1, 10.2, and 10.3, respectively.

As a result of these contractual arrangements, which obligates Bestlink to absorb a majority of the risk of loss from the activities of PL and FS, and enables Bestlink to receive a majority of its expected residual returns, the Company believes PL and FS should be considered its variable interest entities (“VIE”) under FASB Interpretation No. 46R (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”, because the equity investors in PL and FS do not have the characteristics of a controlling financial interest and the Company should be considered the primary beneficiary of PL and FS. Accordingly, the Company consolidates the results, assets and liabilities of PL and FS in the accompanying financial statements.

Both PL and FS are limited liability companies formed under the laws of the PRC. The paid-in capitals of PL and FS are RMB 20,000,000 and RMB 10,050,000 respectively, which were largely funded by the former sole shareholder of EGIG, Mr. Beicang Hou. The shareholders of PL are Messrs. Beicang Hou, Yaoting Ren and Zengguan Li, who respectively own 65%, 30% and 5% of the company. The shareholders of FS are Messrs. Beicang Hou and Junsheng Wang, who respectively own 80% and 20% of the company.

Contractual Arrangements with PL, FS and Their Respective Shareholders

Our relationships with PL, FS and their respective shareholders are governed by a series of contractual arrangements. Under PRC laws, each of Bestlink, PL and FS is an independent legal person and none of them is exposed to liabilities incurred by the other parties. Other than pursuant to the contractual arrangements between Bestlink and each of PL and FS, PL and FS do not transfer any other funds generated from its operations to Bestlink. On January 5, 2006, Bestlink entered into the following contractual arrangements:

Operating and Service Agreement. Pursuant to the Operation and Service Agreement, Bestlink has the exclusive right to provide PL and FS with general business operations services, including management of their business assets, human resources and sales distributions. Under this agreement, PL and FS each agrees that without the prior consent of Bestlink, they will not engage in any tractions that may affect their respective assets, rights, obligations or operations. For its services, Bestlink will be paid by each of PL and FS a quarterly service fee in Renminbi (“RMB”) equal to 95% of each company’s revenues for such quarter, less its operating costs. The term of this agreement is twenty (20) years from January 5, 2006.

Option Agreement.  Under the Option Agreement, the shareholders of PL who collectively hold the majority of the outstanding shares of PL (“PL’s Majority Shareholders”) and the minority shareholder of FS (“FS’s Minority Shareholders”) have irrevocably granted Bestlink or its designated person an exclusive option to purchase, to the extent permitted under PRC law, all or part of their equity interests in PL and in FS for the cost of the initial contributions to the registered capital or an amount to be agreed to by the parties. Bestlink or its designated person has sole discretion to decide when to exercise the option, whether in part or in full. The agreement additionally contains a provision under which PL’s Majority Shareholders and FS’s Minority Shareholder have agreed to irrevocably grant all the rights to exercise their respective voting power to Bestlink or its designee (“Proxy Provision”). The term of the Option Agreement is the earlier of December 31, 2025, or the date that the company establishes a wind-up committee; the term of the Proxy Provision is until December 31, 2025.

Loan Agreement. Under the Loan Agreement, Bestlink agrees to loan to each of PL and FS, on an interest-free basis, the sum of RMB 500,000 to be used in connection with their respective business operations. The term of the loan is from January 5, 2006 until December 31, 2025. To ensure repayments, each of PL and FS’s loans is guaranteed by its respective shareholders. Additionally, the shareholders have pledged all right, title and interest in their shares of PL and FS to Bestlink to further ensure PL and FS’s performance of their respective obligations under the Loan Agreement.

Overview of Our Business.

The principal activity of the Company is refining ores, through PL and FS, into ferrochromium alloy and pelletized ores for steel and iron manufacturing in the PRC.

Pinglu County Changhong Ferroalloy Co., Ltd. (PL). PL, incorporated under the laws of the PRC on March 3, 2003, is located in Pinglu County in the Southern part of Shanxi Province and produces ferrochromium alloy, the core furnace material in making stainless steel.

Fanshi County Xinyu Iron Resources Co., Ltd. (FS). FS, incorporated under the laws of the PRC on January 17, 2004, is located in Fanshi County in the Northern part of Shanxi Province and produces pelletized ore, a key component of iron manufacturing.

Our Product Distribution Methods and Our Customers

Our products are sold to stainless steel and iron manufacturers in the PRC either directly or through distribution agents.

Ferrochromium Alloy. Approximately 69.05% of the ferrochromium alloy that we produced is sold directly to large stainless steel manufacturers throughout China, including in Shanxi, Shanghai, Zhejiang, Shangdong, Hebei and Henan. Our largest customer is Taiyuan Iron and Steel (Group) Co., Ltd. (“TISCO”), which is presently the largest stainless steel manufacturer in China and one of the eight largest in the world. Through PL, we have had a long and well-established relationship with TISCO. A large portion of the remaining 30.95% of our ferrochromium alloy products is sold through distribution agents.

For the year ended December 31, 2006, our gross revenue from ferrochromium alloy was $22,970,346. The following two customers each accounted for more than 10% of our revenue from ferrochromium alloy of the period: TISCO and Zhejiang Hengshan Ferroalloy Co. Ltd, accounting for 39.98% and 11.69% of our gross revenue respectively. Although we are considered by TISCO to be an important strategic partner, we do not have long-term contracts with the company. Thus, while we feel that our significant relationships with TISCO will likely to continue, TISCO is not contractually bound to purchase from us. The loss of this customer could hurt our business by reducing our revenues and profitability.

Pelletized ore. For fiscal year ended December 31, 2006, all of the pelletized ores that we produced were sold to two customers: Shanxi Changchi Enterpise Co., Ltd. (“Changchi”) and Rongchang Trading Co., Ltd. (“Rongchang”), both of which are controlled by Mr. Beicang Hou, our CEO and Chairman. Under a five-year contract with FS, Changchi is committed to purchase a minimum of 75% of FS’s annual production of pelletized ore. A number of large-scale steel manufacturers in China, including Linfen Iron & Steel Co., Ltd. (which currently purchases pelletized ores from Changchi), Handan Iron & Steel Group Co., Ltd., Changzhi Iron & Steel (Group) Co., Ltd., Qingdao Iron & Steel Plant and Tianjin Steel Plant, are also seeking to enter into purchase contracts with us for pelletized ores.

For the year ended December 31, 2006, our gross revenue from pelletized ore was $15,418,129. Changchi and Rongchang accounted for all of our revenue from pelletized ore for the period, with Changchi accounting for approximately 80% and Rongchang the remaining 20%. Changchi is presently under contract to purchase pelletized ore from us, although there is no assurance that the contract will be renewed in the future. Rongchang, on the other hand, is not contractually bound to purchase any products from us. The loss of either of these two customers could hurt our business by reducing our revenues and profitability. As these companies are controlled by Mr. Hou, we expect to maintain a strong business relationship with them for the foreseeable future.

Our Competitions and Our Competitive Advantages

We face competition from a number of refineries in the PRC that also produce ferrochromium alloy and/or pelletized ore. There are approximately 230 producers of ferrochromium alloy in China, including larger refineries such as Jilin Ferroalloy Co., Ltd., Guangxi Qingzhou Guixin Refinery Co., Ltd., and Chongqin Xinteng Metallurgical Furnace Co., Ltd., although we are presently not in direct competition with many of these companies. Our competitors for the pelletized ore products number approximately 70 in China, including Fanshi Huamao Acid Pellet Factory, Jiujia Acid Pellet Factory (a division of Fanshi Jiujia Iron & Steel Co.), and Shougang Miyun Iron Ore Factory.

Despite the competitions, however, we believe that we have certain advantages over the other refineries. As both PL and FS are located in Shanxi Province, we have low production expenses with respect to labor and energy costs. In terms of our ferrochromium alloy products, we are accessible by a major highway to our largest customer, TISCO, which is also located in Shanxi Province. Additionally, in 2005, PL became one of the first 70 producers of ferrochromium alloy in the entire PRC, and one of only three in Shanxi Province, to have successfully acquired a Ferrochromium Alloy Market Admittance Certificate (the “Admittance Certificate”) from the National Development & Renovation Committee (“NDRC”). The NDRC is a government committee of the PRC’s State Council, and is responsible for devising and implementing national economic and social development strategies, including annual, middle-range and long term planning, and setting vital economic targets and policies relating to national economic developments. By being awarded the Admittance Certificate, PL has not only become one of the earliest ferrochromium alloy producers with official approval in China, but is also being recognized for the quality of its products.

In terms of our pelletized ores products, FS is located in Fanshi County, where numerous iron-ore mines are situated, thereby greatly reducing our costs for raw materials. The present market demand for our pelletized ore products is also outpacing our current production capability, due primarily to the quality of our products resulting from our advance production techniques. A number of iron manufacturers are seeking to enter into sales contracts with us, but we have not done so because our current production capacity is unable to meet their projected purchase orders.

Our Manufacturing Facilities

Our ferrochromium alloy and pelletized ore products are produced at the facilities of PL and SL, respectively. PL currently operates three furnaces: we own two 6,300 kilo volt-amp (KVA) ore furnaces and lease one 12,500 KVA ore furnace. These furnaces collectively have an annual production capacity of 40,000 tons of ferrochromium alloy. The Company is planning to expand its operation, and has secured governmental approval to increase its production capacity to 80,000 tons of ferrochromium alloy per year. FS currently operates one 10m2 shaft furnace with an annual production capacity of 400,000 tons of pelletized ores, making FS one of the largest pelletized ore producers in Shanxi Province. We are also planning to expand our operation for this product, and have acquired governmental approval to raise our annual production capacity to 800,000 tons of pelletized ores.

Sources and Availability of Raw Materials and Our Principal Suppliers

Pelletized Ores. The table below sets forth the raw materials for pelletized ore and our principal suppliers of these raw materials. All raw materials are purchased locally in or around Fanshi County where FS is situated.

Raw Materials	Major Suppliers
Refined iron mine powder	Hongshan Concentration Plant, Fanshi County Tongda Metallurgy Mining Co., Ltd., Pingxingguan Mining Industrial Co., Ltd.
Rare earth	Shanxi Changchi Enterprise Co., Ltd.
Coal	Fanshi County Tongda Metallurgy Mining Co., Ltd.
Range coal	Pingxingguan Iron Mine
Pulverized coal	Fanshi County Hongshan Iron Mine

Ferrochromium Alloy. The table below sets forth the raw materials for ferrochromium alloy and our principal suppliers of these raw materials. These raw materials are imported from Tibet, India, Pakistan, Turkey and the Philippines and are purchased through our import agent, Shanxi Jiaomei International Co. Ltd..

Raw Material	Major Suppliers
Chromium ore
Shanxi Jiaomei International Co., Ltd., Pinglu Changsheng Stainless Steel Material Co., Ltd., Taiyuan Hengfeng Metallurgy Trading Co., Ltd., Germu Hengda Mining Product Co., Ltd., Lianyungang Shunming Maite Co., Ltd.

Silica stone	Taiyuan Longda Co., Ltd.
Scorched particle	Taiyuan Longda Co., Ltd.
Iron oxides	Shanxi Hengshan Industrial Co., Ltd.
Electric plate	Taiyuan Jinxing Commercial & Trading Co., Ltd.

Our strategy is to procure all of our raw materials for both ferrochromium alloy and pelletized ores from a limited number of suppliers, usually one or two for each type or category of raw materials. Centralized purchasing allows us to exert the maximum amount of volume purchasing power and to negotiate the largest discounts per unit purchased. We have no long term agreements with our suppliers, and purchase each raw material on a purchase order basis. Management recognizes that this strategy also carries with it the potential disadvantages and risks of shortages and supply interruptions. We believe our suppliers are willing to continue to give us favorable pricing in order to secure our loyalty in the long term. Our suppliers generally are meeting our supply requirements, and we believe our relationships with our suppliers are stable.

Government Approval and Regulation of Our Principal Products

Our operations at PL and FS are subject to significant regulatory requirements relating to environmental, waste management, health, and safety matters, as more fully discussed in the section below entitled “Costs and Effects of Compliance with Environmental Laws”. While our management believes that both PL and FS are in full compliance with all governmental regulations presently applicable to our business operations, there can be no assurance that material costs and liabilities will not arise from complying with these or from new, modified, or more stringent requirements. In addition, our past, current, or future operations may give rise to claims of exposure by employees or the public or to other claims or liabilities relating to environmental, waste management, or health and safety concerns.

Research and Development

Our research and development programs focus on improving our existing and developing advance production techniques, such as the capture and utilization of exhaust from our furnaces and the development of techniques for sintering and for preparing consistent raw material mixtures. In 2006, we spent approximately $31,320, or approximately 0.08% of the Company’s 2006 revenue, on research and development, as compared to 2005, when we spent approximately $6,335 or approximately 0.02% of the Company’s 2005 revenue.

Costs and Effects of Compliance with Environmental Laws

As refineries, both PL and FS are subject to numerous and substantial environmental laws and regulations of the PRC.

Regulations Relating to Production of Ferrochromium Alloy. In November 2004, the National Development Reform Committee (“NDRC”), in conjunction with six other ministries and committees of the central government, enacted certain policies in an effort to, among other things, moderate the environmental impact of the ferrochromium alloy industry. One such policy mandates all ferrochromium alloy producers to be examined by the National Environment Committee (“NEC”) and approved by the NDRC in order to operate. Those producers that fail to comply would be cut off from access to credits, land use rights, and power. PL was duly examined by the NEC and approved and issued a Market Admittance Certificate by the NDRC in 2005. PL has additionally obtained the GB certification and the certificate from the Shanxi Province Pollution Discharge Authority in 2005. Additionally, in order to reduce energy consumption, the price of electricity applicable to the ferrochromium alloy industry was raised by RMB 0.02. Lastly, to temper overall production of ferrochromium alloy and refocus the industry to meet the needs of the country rather than exportation, the NDRC cancelled the tax credits and/or refunds previously given to our industry. The aggregate effect of these regulations is that in 2006, PL expended approximately RMB 200,000 in environmentally related costs and fees, or approximately 0.126% of the Company’s revenue for the fiscal year 2006.

Regulations Relating to Production of Pelletized Ore. Pelletized ores are currently produced both in the PRC and throughout the world using one of three methods: the grate-kiln system, the belt pellet system or the shaft furnace pellet system. The grate-kiln system, being the most environmentally friendly of the three methods, is actively encouraged by the NDRC, although the Committee has yet to make a determination regarding the other two methods. Like most pelletized ore producers in China, FS uses the shaft furnace pellet system. It is within the power of the NDRC to discourage the shaft furnace pellet system, to the extent that the NDRC can restrict or even cease the production capacity of all facilities using such system. Our management believes, however, that such move by the NDRC is remote at least in the short term, as such a move would effectively shut down the pelletized ore industry in China as it presently exists. For the fiscal year 2006, FS spent approximately $12,671 in environmentally related costs and fees, primarily in reforestation efforts, amounting to approximately 0.033% of the Company’s revenue for the fiscal year 2006.

Our Employees

At December 31, 2006, we employed a total of 529 persons, all of whom were full time employees, including 291 employees at PL comprising of 32 management personnel, 19 distribution staff and 240 workers, and including 238 employees at FS comprising of 22 management personnel and 218 workers. We normally enter into labor agreement with our employees for an initial term of one year, renewable thereafter annually based on each employee’s job performance. We consider our relationship with our employees to be good.

Item 2.	Description of Property.

The Company’s headquarters is located at 8/F, Beicang Building, 76, Jianshe North Road, Taiyuan City, Shanxi Province, PRC, which consists of 443 square feet of executive office space. We are leasing this space pursuant to a written lease agreement that expires in December 2010.

PL's production plant is on leased premises located in Shangling Village, Economic Development Zone of Pinglu County of Shanxi Province, PRC. The plant currently includes two 6,300KVA ore furnaces that we own, and one 12,500KVA ore furnace that is leased. The lease of the premises expired on September 30, 2006, and we are still in negotiation for the new lease. In the meantime, we continue to pay monthly rents and are allowed to continue our operations pending the new lease.

FS's production plant is located at southern of Daying Town Village, Fanshi County in the northern part of Shanxi Province, PRC. The plant occupies a space of 6.76 hectors (approximately 16.7 acres) on land zoned for industrial use and which land use right is owned by FS. The land is situated along the south side of the National 108 Highway

We believe that the current facilities occupied by the Company and its subsidiaries will be able to meet the Company’s operational needs for the coming year.

Item 3.	Legal Proceedings.

We are presently parties in two legal proceedings, one before the Colorado State Court (the "Colorado Lawsuit") initiated in November 2004, and the other before the U.S. District Court for the Central District of California (the "California Lawsuit") initiated in May 2005. The Colorado Lawsuit is entitled: Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, Jian Wang, and Alpha Sky Investment LTD. (Case Number 04 CV 9819). The California Lawsuit is entitled: Alpha Spacecom,Inc. and Tridon Trust v. Xuedong Hu, the United States Securities and Exchange Commission and Does 1-10 (Case No. CV05 3295DT(RCx)).We became a plaintiff in both of these lawsuits at the direction of two former Directors,

Terrence Sien and Brian Brick. Both lawsuits concern events related to or that transpired from the ASI Share Exchange Transaction. (For greater details regarding the ASI Share Exchange Transaction, please refer to our discussion in the Section entitled “Company History” in Item 1 above.)

The Colorado Lawsuit primarily seeks to remove from office the two directors and the CEO appointed as a result of the ASI Share Exchange Transaction. These directors and the CEO are no longer in office, as they resigned from their positions as a result of the Merger. (For greater details regarding the Merger, please refer to our discussion in the Section entitled “Company History” in Item 1 above.) The California Lawsuit, on the other hand, primarily seeks to void the ASI Share Exchange Transaction on grounds of fraud. Should plaintiffs prevail, a possible ramification may be the invalidation of the Merger. As of the date of this report, however, neither lawsuit has been resolved in its entirety.

For a greater discussion concerning the backgrounds and procedural histories of both the Colorado Lawsuit and the California Lawsuit, please refer to our Current Report on Form 8-K that was filed with the Securities & Exchange Commission (“Commission”) on November 2, 2006, which is incorporated by reference herein. For a discussion concerning recent development in the Colorado Lawsuit, please refer to our current report on Form 8-K that was filed with the Commission on March 16, 2007, which is incorporated by reference herein.

Other than the Colorado Lawsuit and the California Lawsuit, the Company is not a party to any other legal proceedings and to the Company's knowledge, no such other proceedings are threatened or contemplated. At this time, the Company has no bankruptcy, receivership, or similar proceedings pending.

Item 4.	Submission of Matter to a Vote of Security Holders.

The Company did not submit any matters to a vote of the shareholders in the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The Common Stock of the Company is currently trading on the Over the Counter Bulletin Board system under the symbol "BEIC". There is no assurance that the Common Stock will continue to be quoted or that any liquidity exists for the Company’s shareholders.

The following table sets forth the range of high and low bid prices for the Company's Common Stock for each quarterly period indicated. Quotations reflect inter-dealer prices without retail markup, markdown or commissions and may not represent actual trades.

Common Stock
Quarter Ended	High Bid	Low Bid

December 31, 2006	$0.07	$0.02
September 30, 2006	$0.05	$0.02
June 30, 2006	$0.06	$0.02
March 31, 2006	$0.08	$0.05

December 31, 2005	$0.16	$0.04
September 30, 2005*	$0.51	$0.09
June 30, 2005	$0.10	$0.04
March 31, 2005	$0.09	$0.03

*
Increase in stock price commencing in the third quarter of the Company’s 2005 fiscal year reflect the effect of a 1-for-10 reverse stock split of the Company’s common stock that became effective on June 30, 2005.

Holders

As of May 15, 2007, there were 999,066,260 shares of the Company's common stock outstanding held of record by approximately 835 persons (not including beneficial owners who hold shares at broker/dealers in “street name”).

Dividends

The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future. Our management does not foresee that we will have the ability to pay a dividend on our Common Stock in the foreseeable future.

Sales of Unregistered Securities

In connection with the Merger in 2006, we issued 899,196,930 shares (the “Shares”) of our common stock to the shareholders of EGIG in exchange for all of the issued and outstanding shares of EGIG’s common stock, and EGIG merged with and into the Company, with the Company as the surviving company. The Shares were issued to non-US persons in reliance on an exemption from the registration requirements of the Securities Act under Regulation S. The shares issued have not been registered under the Securities Act or any state securities of “blue sky” laws, and the securities may not be offered or sold absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.

In 2005, shareholders converted 9,587,111 shares of our Series B Preferred Stock to 86,293,920 shares of our common stock. We relied upon the exemption from registration provided by Section 4(2) and Regulation S, each promulgated under the Securities Act of 1933, as amended, to issue these securities.

During 2004, we issued 11,585,785 common shares to retire an accrued advance from a shareholder in the amount of $231,716, including principal of $176,729 and interest of $54,987. In addition, we issued 1,666,667 shares (166,667 shares post reverse stock split) for $50,000 in cash. Also in 2004, a shareholder converted 38,889 shares of the Series B Preferred Stock to 3,500,000 shares (350,000 shares post reverse stock split) of our Common Stock. We relied upon the exemption from registration provided by Section 4(2) and Regulation S, each promulgated under the Securities Act of 1933, as amended, to issue these securities.

Repurchases of Equity Securities

The Company did not repurchase any of its outstanding equity securities during the fourth quarter of the year ended December 31, 2006.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

General

Statements contained herein that are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in such forward looking statements are reasonable, the forward looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: well-established competitors who have substantially greater financial resources and longer operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Overview

Beicang Iron & Steel Inc., ("we, "us," "our," or the "Company"), was incorporated in the State of Colorado in 1983 under the name "Turco Computer Systems, Inc." In February 2002, we changed our name to Alpha Spacecom, Inc. following a share exchange transaction. In June 2005, we became a Nevada corporation after merging with our wholly owned subsidiary, Alpha Spacecom, Inc., a Nevada corporation.

On April 8, 2006, we entered into a merger agreement (the "Merger Agreement") with East Glory Investments Group Limited, a Cayman Islands corporation ("EGIG") that has its principal place of business located at 8/F, Beicang Building, No.76 Jianshe North Road, Taiyuan City, Shanxi Province, PRC. EGIG owns 100% of Trinity Link Holdings Ltd. (“Trinity Link”), a British Virgin Islands company, which in turns owns 100% of Shanxi Bestlink Management Consulting Co., Ltd. (“Bestlink”), which is a wholly foreign owned enterprise under the laws of the PRC. Pursuant to the Merger Agreement, we issued an aggregate of 899,196,930 shares of our Common Stock (representing approximately 90% of all shares outstanding after the Merger) to the shareholders of EGIG and, in exchange, EGIG merged with and into the Company (the “Merger”), with the Company being the surviving company. Pursuant to and concurrent with the Merger, we have also acquired all the issued and outstanding share capitals of Trinity Link and Bestlink. This Merger was successfully consummated on October 25, 2006, and in connection therewith, the Company further changed its name to “Beicang Iron & Steel Inc.” to reflect its current business operations.

Having no substantive operation of its own, the Company, through its VIEs, Pinglu County Changhong Ferroalloy Co., Ltd. (“PL”) and Fanshi County Xinyu Iron Resources Co., Ltd. (“FS”), engages in the production of ferrochromium alloy and pelletized ore in the People’s Republic of China (“China” or the “PRC”). Please see “Contractual Arrangements with PL, FS and their Respective Shareholders” in Item 1 above and Note 1 to our consolidated financial statements included in this report for the contractual arrangements between Bestlink on the one hand and each of PL and FS on the other, and their impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Our management's discussion and analysis of our financial condition or plan of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Preparing financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

These estimates and assumptions are affected by management’s application of certain accounting policies. We believe an understanding of the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financial condition. While our significant accounting policies are more fully described in Note 3 to our consolidated financial statements contained in this report, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results.

Litigation regarding control of the Company. Since October 2004, we have been involved in an ongoing dispute concerning control of our Company, which has resulted in two separate lawsuits which are more fully described in note 19. In particular, the complaints allege that the 2001 Share Exchange Agreement, pursuant to which Mr. Xuedong Hu obtained a beneficial interest in our shares of Series B Preferred convertible stock and a majority interest in the Company, was invalid and the stock received by Mr. Hu should be returned. Based on the Colorado District Court's Orders of March 18, 2005 and May 11, 2005 and the decisions of the Colorado Court of Appeals on February 22, 2007, the Company believes that the actions the Company has taken since issuance of the order, including engaging in the shareholder meeting and subsequently, the Merger between the Company and East Glory Investments Group, were validly undertaken.

Consolidation of variable interest entities. Through a series of contractual arrangements, Beicang, through its subsidiaries, operates, controls and beneficially owns the businesses of two companies in China that refine the raw materials for iron and steel: Pinglu County Changhong Ferroalloy Co., Ltd. (“PL”) and Fanshi County Xinyu Iron Resources Co., Ltd. (“FS”). These contractual arrangements obligate the Company to absorb a majority of the risk of loss from PL and FS’s activities and enable Bestlink to receive a majority of its expected residual returns, the Company believes that PL and FS should be considered its variable interest entities (“VIE”) under FASB Interpretation No. 46(R) (“FIN 46R”), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51”, because the equity investors in PL and FS do not have the characteristics of a controlling financial interest and the Company should be considered the primary beneficiary of PL and FS. Accordingly, the Company believes that PL and FS’s results of operations, assets and liabilities should be consolidated.

Revenue Recognition. We recognize revenue when there is persuasive evidence of an arrangement, goods are shipped and title passes, collection is probable, and the fee is fixed or determinable. Customer acceptance is used as the criterion for revenue recognition when the product sold does not have an established sales history to allow management to reasonably estimate returns and future provisions. Sales revenue is presented net of value added tax (VAT). No return allowance is made as products delivered are not returnable upon delivery and acceptance by the customer. Beicang recognizes revenue when the products are delivered and accepted by the customer.

Inventory. Inventory is carried at the lower of cost, determined on the first-in first out method, or market. Market value is determined by reference to the selling prices after the balance sheet date or to management estimates based on prevailing market conditions. This valuation requires significant judgment from the management as to the future market prices of its products. The market prices of Beicang’s products are subject to rapid changes and affected by the PRC government policies in control of steel supplies.

Allowance for Doubt Debts. Beicang performs ongoing credit evaluations of each individual customer and monitors their payments on an ongoing basis. Outstanding account balances are reviewed individually for collectibility. Beicang makes an allowance for bad and doubtful debts once any specific customer collection issue is identified. This policy for allowance of bad and doubtful debt is based on management’s estimates of the ultimate realization of the receivables. Credit losses have historically been within the Company’s expectation. However, any unexpected adverse changes in the financial conditions of the customer, leading to an impairment of their ability to make payments, may result in additional allowances and affect the Company’s income statement in the future.

Impairment of Long-Lived and Amortized Intangible Assets. Beicang accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” which requires Beicant to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when the carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

Recent Accounting Pronouncements

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment- Revised 2004,” using the modified prospective transition method.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006 (i.e., the beginning of our fiscal year 2007). We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). We believe that implementation of SFAS 157 will have little or no impact on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. We believe that implementation of SFAS 157 will have little or no impact on our Consolidated Financial Statements since we have no applicable plans,.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our financial statements.

Results of Operations

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2006 and December 31, 2005.

Net Sales. For the year ended December 31, 2006, net sales increased approximately 9.85% from $34,944,732 to $38,388,475 relative to the year ended December 31, 2005. The increase in revenue was mainly due to the steady increase in the amount of ferrochromium alloy and pelletized ores that we produced during 2006 to satisfy orders for our products, which resulted in an increase of our sales volumes. Net sales to related parties increased approximately 290.69%, from $4,563,245 in 2005 to $17,828,391 in 2006 in large part due to our operations at FS. 75% of the pelletized ores produced by FS during 2006 were sold to Shanxi Changchi Enterprise Limited (“Changchi”), which is controlled by Mr. Beicang Hou, our CEO and Chairman. Changchi in turn sold all of FS’s pelletized ores to Linfen Iron & Steel Co., Ltd. (“LISCO”), one of the largest steel manufacturers in China. Because LISCO is presently under a five-year exclusive contract to purchase pelletized ores from Changchi, FS can only sell directly to LISCO after the expiration of this exclusive contract. The remaining 25% of our pelletized ores were sold to Rongchang Trading Co., Ltd. (“Rongchang”), which is also controlled by Mr. Hou.

Cost of Goods Sold. Cost of goods sold slightly increased from $32,935,217, or approximately 94.24% of net sales for the year ended December 31, 2005, to $36,299,757, or approximately 94.56% of net sales for the year ended December 31, 2006. The approximately 0.32% increase was primarily attributable to the rising costs for our raw materials. The small increase in the cost of sales is also consistent with the increase in our net sales.

Gross Profit. Gross profit increased approximately 3.94% from $2,009,515 for the year ended December 31, 2005 to $2,088,718 for the year ended December 31, 2006. This increase in gross profit was primarily due to our increased sales in 2006. Our gross profit percentage, however, decreased from approximately 5.75% for the year ended December 31, 2005 to approximately 5.44% for the year ended December 31, 2006 as a result of the increased costs for our raw materials in 2006.

Selling Expenses. For the year ended December 31, 2006, selling expenses increased approximately 156.7% from $648,357 to $1,664,303 relative to the year ended December 31, 2005. This significant increase in selling and distribution costs is due in part to a difference in the treatment of shipping costs for 2005 and 2006. A portion of the shipping costs that we incurred in 2005 was accounted for as costs of goods sold, while the entire shipping costs incurred in 2006 was accounted for as selling expenses. Additionally, the rising costs of fuel and increased competitions during 2006, coupled with our increased sales during the same period, all contributed to the increase in our selling expenses.

General and Administrative Expenses. Administrative expenses increased approximately 65.37% from $644,835 for the year ended December 31, 2005 to $1,066,384 for the year ended December 31, 2006. General and administrative expenses include expenses for travel and for the running of our offices. This increase in general and administrative expenses during the year ended December 31, 2006 was the result of our efforts to maintain our competitiveness in the marketplace.

Professional Expenses Related To Merger. For the year ended December 31, 2006, we incurred $1,560,227 in such expenses, compared to $0 for the year ended December 31, 2005. These one-off payments were made to different professional parties who provided services in connection with the Merger during the period. The professional expenses comprised the following items:

Financial Advisory Fees	$107,020
Reverse Merger Fees	419,620
Other Professional Parties’ Fees	718,639
Others	314,948
Total	$1,560,227

Finance Costs. Finance costs increased approximately 241.79% from $123,231 for the year ended December 31, 2005 to $421,197 for the year ended December 31, 2006. This increase in finance costs during the year ended December 31, 2006 mainly arises out of our increased short-term borrowings to meet our working capital requirements. Additionally, many of our customers made payments during 2006 in the form of banker’s acceptance bills, which are discounted when exchanged for cash, thereby adding to our finance costs.

Net (Loss)/Income. Net income decreased approximately 684.2% from $399,450 for the year ended December 31, 2005 to ($2,333,617) for the year ended December 31, 2006. Further, the net loss margin was 6.08% and 1.14% in the same comparable periods in 2006 and 2005, respectively. This significant decrease in net income was attributable in large part to the professional expenses related to our Merger of approximately $1,560,227 for the year ended December 31, 2006. Excluding the effect of the professional expenses related to the Merger, our adjusted net income for the year ended December 31, 2006 is

($773,390), as compared to the net income of $399,450 for the year ended December 31, 2005. Other significant contributing factors to the net loss for fiscal year 2006 include the selling and the general and administrative expenses, as well as our finance costs in the same period.

Liquidity and Capital Resources

Cash Flows. Net cash flow provided by operating activities was $2,035,026 for the year ended December 31, 2006 and $381,869 for the year ended December 31, 2005. The increase in our net cash flow provided by operating activities for the year ended December 31, 2006 was mainly due to a significant increase in our bills payable.

Net cash flow used in investing activities was $4,762,482 and $2,463,615 for the years ended December 31, 2006 and 2005, respectively. Uses of cash flow for investing activities mainly related to advances made to related parties.

Net cash flow provided by financing activities was $3,012,871 for the year ended December 31, 2006. Compared with net cash flow provided by financing activities of $1,925,528 for the year ended December 31, 2005, the increase in our net cash flow was mainly due to certain advances made to us by Changchi and Changsheng, two related parties under control of Mr. Beicang Hou and Mr. Yaoting Ren respectively.

Contractual Obligations. We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of payments.

The following tables summarize our contractual obligations as of December 31, 2006, and the effect these obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 Years	4-5 Years	5 Years +
	(in thousands)
Contractual Obligations:

Total Indebtedness	1,855	1,855	—	—	—
Capital Lease Obligations	—	—	—	—	—
Operating Leases	—	—	—	—	—
Total Contractual Obligations:	1,855	1,855	—	—	—

Off-Balance Sheet Arrangements. As of December 31, 2006, we have not entered into any off-balance sheet arrangements with any individuals or entities.

Quantitative and Qualitative Disclosures About Market Risk

We do not use derivative financial instruments in our investment portfolio and have no foreign exchange contracts. Our financial instruments consist of cash and cash equivalents, trade accounts receivable, accounts payable and long-term obligations. We consider investments in highly-liquid instruments purchased with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents.

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At December 31, 2006, we had approximately $0.47  million in cash and cash equivalents. A hypothetical 5% increase or decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. Our sales are principally in Renminbi. The translation of Renminbi amounts into US dollars are for reference purposes only. The People’s Bank of China sets and publishes daily a base exchange rate with reference primarily to the supply and demand of Renminbi against the United States dollar in the market during the prior day. The People’s Bank of China also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of Renminbi into foreign currency for current amount items, conversion of Renminbi into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. Renminbi which had been tightly pegged at Rmb 8.28 for US $1 for the previous decade, was revalued on July 21, 2005 to Rmb 8.11 for US $1 following the removal of the peg to the US dollar and partly in response to pressure from the United States government. The Peoples Bank of China also announced that the Renminbi would float according to a basket of foreign currencies, rather then being strictly pegged to the US dollar, and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. The translation of Renminbi amounts in this report on Form 10-KSB is not a representation that the Renminbi amounts could actually be converted into United States dollars at that rate or at any other rate on that date or on any other date, and does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. As a result, we are exposed to risk of foreign exchange rate changes that will result from any change in the PRC governmental policies with regard to currency exchange and remittance abroad. However, see the section titled “Risk Factors - Fluctuation in the value of RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

Risk Factors Affecting Our Operating Results and Common Stock

Before investing in our common stock you should carefully consider the following risk factors, the other information included herein and the information included in our other reports and filings.  Our business, financial condition, and the trading price of our common stock could be adversely affected by these and other risks.

Risks Related to Our Industry

Rapid and significant changes in the price of metals could negatively impact our industry.

Prices for ferrochromium alloy and pelletized ore have experienced large increases and increased volatility in recent years. With a few exceptions, our markets have been able to adapt to this changing pricing environment. However, should prices experience further unanticipated and even more substantial rapid increases or be subjected to sudden substantial decreases it would impact us in several ways.

Overall we believe that rapid substantial price changes, should they occur, will not be to our industry’s benefit. Our customer and supplier base would be impacted due to uncertainty as to future prices. A reluctance to purchase inventory in the face of extreme price decreases or sell quickly during a period of rapid price increases would likely reduce our volume of business. Marginal industry participants or speculators may attempt to participate in an unhealthy extent during a period of rapid price escalation with a substantial risk of contract default should prices suddenly reverse. Risks of default in contract performance by customers or suppliers as well as an increased risk of bad debts and customer credit exposure would increase during periods of rapid and substantial price changes.

Our industry is affected by cyclical and regional economic factors including the risk of a slow down in economic activity or recession.

Many of our products are commodities subject to cyclical fluctuations in supply and demand in metal consuming industries. Metals industries have historically been vulnerable to significant declines in consumption and product pricing during prolong periods of economic downturn. A recession in the PRC or the public perception that a slowdown or recession may occur could decrease the demand for our products and adversely affect our business. Our overall financial results will be dependent substantially upon the extent to which economic conditions in the PRC remain strong. Overall economic activity has historically been susceptible to declines following periods of rapidly increased energy costs or interest rates. A slower expansion or recession will adversely affect our financial results. Our geographic concentration in China exposes us to the local market conditions in this country. Economic downturns in these areas or decisions by governments that have an impact on the level and pace of overall economic activity could adversely affect our sales and profitability.

Our business supports cyclical industries such as commercial construction, energy, service center, petrochemical and original equipment manufacturing. These industries may experience significant fluctuations in demand for our products based on economic conditions, energy prices, consumer demand and decisions by governments to fund infrastructure projects such as highways, schools, energy plants and airports. Many of these factors are beyond our control. As a result of the volatility in the industries we serve, we may have difficulty increasing or maintaining our level of sales or profitability. If the industries we serve suffer a prolonged downturn, then our business may be adversely affected.

Our industry is characterized by low backlogs, which means that our results of operations are promptly affected by short-term economic fluctuations.

Compliance with and changes in environmental and remediation requirement could result in substantially increased capital requirements and operating costs.

Existing laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations, may have a material adverse effect on our results of operations and financial condition. Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, provincial, and national environmental laws and regulations concerning, among other matters, waste disposal, air emissions, waste water effluent and disposal and employee health. Our manufacturing and recycling operations produce significant amounts of by-products, some of which are handled as industrial waste or hazardous waste.

Although we believe that we are in substantial compliance with all applicable laws and regulations, legal requirements are changing frequently and are subject to interpretation. New laws, regulations and changing interpretations by regulatory authorities, together with uncertainty regarding adequate pollution control levels, testing and sampling procedures, new pollution control technology and cost benefit analysis based on market conditions are all factors that may increase our future expenditures to comply with environmental requirements. Accordingly, we are unable to predict the ultimate cost of future compliance with these requirements or their effect on our operations. We cannot predict whether such costs can be passed on to customers through product price increases. Competitors in various regions or countries where environmental regulation might not be so restrictive, subject to different interpretation or generally not enforced may enjoy a competitive advantage.

Risks Related to Our Operation

A significant reduction in China’s steel consumption may negatively impact our gross margins.

China now accounts for approximately one third of the world’s steel consumption. Expansions and contractions in China’s economy can have major effects on the pricing of the price of our products. Should demand in the PRC weaken or, prices for our products may fall causing erosion in our gross margins and subjecting us to possible renegotiation of contracts or increases in bad debts.

We rely on the availability of large amounts of electricity for our ore refinery operations. Disruptions in delivery or substantial increases in energy costs, including crude oil, could adversely affect our financial performance.

As large consumers of electricity, often the largest in the geographic area where our refineries are located, we must have dependable delivery of electricity in order to operate. Accordingly, we are at risk in the event of an energy disruption. Prolonged black-outs or brown-outs or disruptions caused by natural disasters would substantially disrupt our production. Prolonged substantial increases in energy costs would have an adverse effect on the costs of operating our ore refineries and would negatively impact our gross margins unless we were able to fully pass through the additional expense. Our products are typically delivered by truck. Rapid increases in the price of fuel attributable to increases in crude oil prices will have a negative impact on our costs and on many of our customers’ financial results which could result in reduced margins and declining demand for our products.

Unexpected equipment failures may lead to production curtailments or shutdowns.

Interruptions in our production capabilities will adversely affect our production costs, products available for sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of refining equipment, such as our furnaces, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. We have experienced and may in the future experience material plant shutdowns or periods of reduced production as a result of such equipment failures.

Although we are dependent on a steady flow of raw materials for our operations, we do not have in place long term supply agreements for all of our raw material needs.

FS is party to a sales and supply contract whereby the supplier has agreed to guarantee the supply of some raw materials for the next five years. If, for any reason, the supplier fails to perform its obligations, FS will need to purchase its raw materials from other sources, which may be only available at higher prices, which will lead to higher production costs.

PL relies on several agents that import its raw materials from abroad. While PL maintains good relationship with these agents, the supply of raw materials may nevertheless be interrupted on account of events outside the control of PL and/or the agents, such as war or natural disasters, which will negatively impact PL’s operations.

We are dependent on certain customers for our business.

Approximately 75% of our pelletized ores are sold to one company, who in turn sells the pelletized ores to a single customer. While the company is presently under contract to purchase from us, there can be no assurance that the contract will be renewed in the future. The remaining 25% of our pelletized ores are sold to another company, which is not contractually bound to purchase from us. The loss of either one these customers could hurt our business by reducing our revenues and profitability.

While we sell our ferrochromium alloy to numerous customers, we do not have long-term contracts with any of them. Thus, while we feel that our relationships with these customers are good and will likely to continue, they are not contractually bound to purchase any products from us. The loss of any one of these customer could hurt our business by reducing our revenues and profitability.

Our success depends on attracting and retaining qualified personnel

We depend on a core management and scientific team.  The loss of any of these individuals could prevent us from achieving our business objective of commercializing our product candidates.  Our future success will depend in large part on our continued ability to attract and retain other highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical testing and government regulation.  We face competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.  If our recruitment and retention efforts are unsuccessful, our business operations could suffer.

Risks Related to Our Corporate Structure

We are subject to litigation which could invalidate the Merger.

As discussed in Item 3 (“Legal Proceedings”) above, we are currently party to certain pending litigations. As of the date of this report, while we have been successful in obtaining favorable rulings from the respective Courts, the litigations are ongoing. In the event that the ultimate disposition of either litigation is not in our favor, the Court may impose a range of remedies, including under equitable (fairness) theories, the effects of which may render the Merger void or voidable.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our contractual arrangements with our affiliated Chinese entities, PL and FS, and their shareholders. We are considered a foreign person or foreign invested enterprise under PRC law. As a result, we are subject to PRC law limitations on foreign ownership of Chinese companies. These laws and regulations are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

The PRC government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new PRC laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future PRC laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

In order to comply with PRC laws limiting foreign ownership of Chinese companies, we conduct our ore refinery business through PL and FS by means of contractual arrangements. If the PRC government determines that these contractual arrangements do not comply with applicable regulations, our business could be adversely affected.

We operate our business in China through PL and FS. PL and FS each holds the licenses and approvals necessary to operate our ore refinery in China. We have contractual arrangements with both PL and FS and their respective shareholders that allow us to substantially control both PL and FS. We cannot assure you, however, that we will be able to enforce these contracts.

Although we believe we comply with current PRC regulations, we cannot assure you that the PRC government would agree that these operating arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Our contractual arrangements with PL and FS, and their respective shareholders may not be as effective in providing control over these entities as direct ownership.

We operate our business through PL and FS. We have no equity ownership interest in either PL or FS, and rely on contractual arrangements to control and operate such businesses. These contractual arrangements may not be as effective in providing control over PL and FS as direct ownership. For example, either PL and/or FS could fail to take actions required for our business despite its contractual obligation to do so. If either PL or FS fails to perform under their agreements with us, we may have to rely on legal remedies under PRC law, which may not be effective. In addition, we cannot assure you that either of PL or FS’s shareholders would always act in our best interests.

Risks Related to Doing Business in China

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

Substantially all of our business operations are conducted in China. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 20 years, growth has been uneven across different regions and among various economic sectors of China. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. Some of these measures benefit the overall PRC economy, but may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. Since early 2004, the PRC government has implemented certain measures to control the pace of economic growth. Such measures may cause a decrease in the level of economic activity in China, which in turn could adversely affect our results of operations and financial condition.

PL and FS are subject to restrictions on making payments to us.

We are a holding company incorporated in the Cayman Islands and do not have any assets or conduct any business operations other than our investments in our affiliated entities in China, PL and FS. As a result of our holding company structure, we rely entirely on payments from PL and FS under our contractual arrangements. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Government control of currency conversion may affect the value of your investment.” Furthermore, if our affiliated entity in China incurs debt on their own in the future, the instruments governing the debt may restrict their ability to make payments. If we are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to pay dividends on our ordinary shares.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business primarily through our affiliated Chinese entities, PL and FS. Our operations in China are governed by PRC laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us, our management or the experts named in the prospectus.

We conduct substantially all of our operations in China and substantially all of our assets are located in China. In addition, all of our senior executive officers reside within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon our senior executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our PRC counsel has advised us that the PRC does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of China. We receive substantially all of our revenues in RMB. Under our current structure, our income is primarily derived from payments from the net profit of PL and FS. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiaries and our affiliated entity to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuation in the value of RMB may have a material adverse effect on your investment.

The value of RMB against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Our revenues and costs are mostly denominated in RMB, while a significant portion of our financial assets are denominated in U.S. dollars. We rely entirely on fees paid to us by our affiliated entity in China. Any significant fluctuation in value of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our stock in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency.

Risks Related to an Investment in Our Securities

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We intend to retain all earnings for the company's operations.

The application of the "Penny Stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

As long as the trading price of our common shares is below $5 per share, the open-market trading of our common shares will be subject to the "penny stock" rules. The "penny stock" rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser's written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

Our common shares are thinly traded and, you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

The Company cannot predict the extent to which an active public market for its common stock will develop or be sustained. However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Our common shares have historically been sporadically or "thinly-traded" on the “Over-the-Counter Bulletin Board”, meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company with a small and thinly traded “float” and lack of current revenues that could lead to wide fluctuations in our share price. The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our lack of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. The following factors may add to the volatility in the price of our common shares: actual or anticipated variations in our quarterly or annual operating results; adverse outcomes; the termination of our contractual agreements with Shiming Technology; and additions or departures of our key personnel, as well as other items discussed under this "Risk Factors" section, as well as elsewhere in this Form 10-KSB. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price. However, the Company does not rule out the possibility of applying for listing on the Nasdaq National Market or other exchanges.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our corporate actions are substantially controlled by our management and affiliated entities.

Following the closing of the share exchange transaction under the Exchange Agreement, our officers and directors will collectively control, directly or indirectly, approximately 90% of our outstanding ordinary shares. Thus, our management stockholders could exert substantial influence over matters such as electing directors and approving mergers or other business combination transactions. While all of our stockholders are entitled to vote on matters submitted to our stockholders for approval, because of the significant percentage ownership and concentration of voting power held by our management stockholders, elections of our board of directors and other corporate decisions will generally be within the influence of this stockholder. There can be no assurance that matters voted upon by our stockholders who are also officers and directors, will be viewed favorably by all stockholders of the company, or that voting decisions of our management stockholders will be agreeable to all other stockholders.

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation do not contain any specific provisions that eliminate the liability of our directors for monetary damages to our company and stockholders, however we are prepared to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under our employment agreements with our officers. The foregoing indemnification obligations could result in our company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit our company and stockholders.

Legislative actions, higher insurance costs and potential new accounting pronouncements may impact our future financial position and results of operations.

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory rulings that will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs and expenses. In addition, insurers are likely to increase premiums as a result of high claims rates over the past several years, which we expect will increase our premiums for insurance policies. Further, there could be changes in certain accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

Past activities of the company and its affiliates may lead to future liability for the company.

Prior to our entry into the Merger Agreement on April 8, 2006, our predecessor company has been engaged in business operations unrelated to our current operations. Although the major shareholders of our predecessor company will indemnify us against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made in the Merger Agreement, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on us.

We may need additional capital, and the sale of additional shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds from this offering will be sufficient to meet our anticipated cash needs for the near future. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

You may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited, because our subsidiaries are incorporated in non-U.S. jurisdictions, we conduct substantially all of our operations in China, and all of our officers reside outside the United States.

Although we are incorporated in Nevada, we conduct substantially all of our operations in China through our wholly owned subsidiaries in China. All of our officers reside outside the United States and some or all of the assets of those persons are located outside of the United States. As a result, it may be difficult or impossible for you to bring an action against us or against these individuals in China in the event that you believe that your rights have been infringed under the securities laws or otherwise. Even if you are successful in bringing an action of this kind, the laws of the PRC may render you unable to enforce a judgment against our assets or the assets of our directors and officers.

As a result of all of the above, our public shareholders may have more difficulty in protecting their interests through actions against our management, directors or major stockholders than would shareholders of a corporation doing business entirely within the United States.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission, or the SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2006. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act, as well as new rules subsequently implemented by SEC have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal, accounting and financial compliance costs and to make certain corporate activities more time-consuming and costly. In addition, we will incur additional costs associated with our public company reporting requirements. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur, or the timing of such costs.

Item 7.	Financial Statements.

The information required by Item 7 and an index thereto commences on the next page.

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Beicang Iron & Steel, Inc.
(Formerly known as Alpha Spacecom, Inc.)

I have audited the accompanying consolidated balance sheet of Beicang Iron & Steel, Inc. (formerly know as Alpha Spacecom, Inc.) and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. The financial statements of East Glory Investments Group Limited, the accounting acquirer of Beicang Iron & Steel, Inc. (Formerly known as Alpha Spacecom, Inc.) as of December 31, 2005 as explained in Note 1 to the accompanying consolidated financial statements were audited by other auditors whose report dated July 26, 2006 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Beicang Iron & Steel, Inc. (formerly know as Alpha Spacecom, Inc.) and subsidiaries as of December 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 19, the Company is involved in legal actions which may result in invalidation of the merger with East Glory Investment Group Limited and ownership of the Company being in doubt. Proceedings on the actions are in progress and the ultimate outcome of the lawsuits cannot presently be determined. The consolidated financial statements were prepared in accordance with FASB Interpretation 46(R) - Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51. In case rulings are made against the Company, the basis of consolidation may not be appropriate.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, as discussed in Note 2 to the consolidated financial statements. Management’s plans regarding those matters are also described in the said note. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

As discussed in Note 16 to the consolidated financial statements, the Company has engaged in significant related party transactions.

/s/ Yu and Associates CPA Corporation
Yu and Associates CPA Corporation

El Monte, California
May 13, 2007

Report of Independent Registered Public Accounting Firm

TO THE STOCK HOLDERS AND BOARD OF DIRECTORS OF
EAST GLORY INVESTMENTS GROUP LIMITED

We have audited the accompanying consolidated balance sheets of East Glory Investments Group Limited (the “Company”) as of December 31, 2004 and 2005 and the related consolidated statements of operations and other comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (in the United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal controls over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financials statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of East Glory Investments Group Limited as of December 31, 2004 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in the notes to the consolidated financial statements, the Company has engaged in significant related party transactions.

/s/ GC Alliance Limited

GC ALLIANCE LIMITED
Certified Public Accountants

Hong Kong

July 26, 2006

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts expressed in U.S. Dollars)

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$475,975	$158,348
Bills receivable	81,868	1,622,537
Trade receivables, net of allowance for doubtful accounts of $106,684 at Dec 31, 2006 and nil at Dec 31, 2005	1,703,276	2,140,172
Trade receivables - related parties (note 16)	2,845,982	1,512,155
Inventories (note 5)	1,295,334	2,148,693
Prepayment and deposits (note 6)	420,106	604,054
Other receivables (note 7)	62,818	692,378
Prepaid land use right (note 8)	10,073	8,860
Due from related parties (note 16)	3,377,370	769,645
Total current assets	10,272,802	9,656,842

Prepaid land use right, net of current portion (note 8)	474,232	425,295
Property, plant and equipment, net (note 9)	4,967,210	4,872,129
Construction in progress	161,580	59,523
Deposits for property, plant and equipment	—	34,992
Total assets	$15,875,824	$15,048,781

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Bills payable	$—	$1,553,865
Trade payables	2,619,526	2,610,305
Trade payables - related parties (note 16)	1,926,438	893,181
Deposits received from customers	207,408	94,272
Accrued expenses (note 10)	1,260,721	1,113,433
Other payables (note 11)	1,857,765	1,010,554
Other short-term loans (note 12)	1,855,069	1,009,370
Value-added tax payable	2,167,229	1,097,128
Due to related parties (note 16)	1,912,251	8,674
Total current liabilities	13,806,407	9,390,782

Commitments and Contingencies (notes 18 and 19)

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(Amounts expressed in U.S. Dollars)

	December 31,
	2006	2005

Stockholders' Equity
Preferred stock - 50,000,000 authorized:
Series A, $0.001 par value; 23,000 shares issued
and outstanding, 7% cumulative, each convertible into
40 shares of common stock (note 13)	$23	$—
Series B, nil issued	—	—
Common stock, $0.001 par, 1,000,000,000 shares
authorized, 999,066,260 issued and outstanding (note 13)	999,066	899,197
Additional paid-in capital	3,134,607	4,634,862
Statutory reserves (note 14)	24,713	24,713
Accumulated other comprehensive income	175,491	30,093
(Accumulated loss) / retainted earnings	(2,264,483)	69,134
Total Stockholders' Equity	2,069,417	5,657,999
Total Liabilities and Stockholders' Equity	$15,875,824	$15,048,781

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
(Amounts expressed in U.S. Dollars)

	Year ended December 31,
	2006	2005

Revenue	$21,266,514	$30,381,487
Revenue - related parties (note 16)	17,121,961	4,563,245
	38,388,475	34,944,732

Cost of goods sold	(36,299,757)	(32,935,217)
Gross profit	2,088,718	2,009,515

Operating expenses
Selling expenses	(1,664,303)	(648,357)
General and administrative expenses	(1,066,384)	(644,835)
Loss on impairment of fixed assets	—	(262,602)
Total operating expenses	(2,730,687)	(1,555,794)

Profit (loss) from operations	(641,969)	453,721

Other income (expenses)
Gain on by-product sales	325,781	64,329
Sundry income (expenses), net	(36,005)	4,631
Finance costs	(421,197)	(123,231)
Merger costs	(1,560,227)	—
Total other expenses	(1,691,648)	(54,271)

(Loss) Profit before income taxes	(2,333,617)	399,450

Income taxes (note 15)	—	—

Net (loss) profit	(2,333,617)	399,450

Other comprehensive income
Foreign currency translation adjustment	145,398	30,093
Comprehensive (loss) income	$(2,188,219)	$429,543

Weight average number of shares
- Basic and diluted	917,802,723	899,196,930

(Loss) earnings per share
- Basic and diluted	$(0.003)	$0.000

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in U.S. Dollars)

						Statutory reserves		Accumulated
				Additional	(Accumulated	Statutory	Statutory	other
	Common stock		Preferred	paid-in	loss) / Retained	surplus	common welfare	comprehensive
	Shares	Amount	stock	capital	earnings	reserve	reserve	income	Total

Balance at January 1, 2005	899,196,930	899,197	—	4,634,862	(305,603)	—	—	—	5,228,456

Net profit	—	—	—	—	399,450	—	—	—	399,450
Contribution by stockholder	—	—	—	—	—	—	—	—	—
Transfer to statutory reserves	—	—	—	—	(24,713)	16,475	8,238	—	—
Effect of foreign currency translation	—	—	—	—	—	—	—	30,093	30,093
Balance at December 31, 2005	899,196,930	899,197	—	4,634,862	69,134	16,475	8,238	30,093	5,657,999

Effects of merger	99,869,330	99,869	23	(1,501,117)	—	—	—	—	(1,401,225)
Contribution by stockholder	—	—	—	862	—	—	—	—	862
Net loss	—	—	—	—	(2,333,617)	—	—	—	(2,333,617)
Effect of foreign currency translation	—	—	—	—	—	—	—	145,398	145,398
Balance at December 31, 2006	999,066,260	$999,066	$23	3,134,607	$(2,264,483)	$16,475	$8,238	$175,491	$2,069,417

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts expressed in U.S. Dollars)

	Year ended December 31,
	2006	2005
Cash flows from operating activities
Net (loss) profit	$(2,333,617)	$399,450
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	453,191	343,950
Amortization	9,865	8,860
Loss on disposal of property plant and equipment	6,256
Loss on impairment of property plant and equipment	—	262,602
Increase (Decrease) in assets
Bills receivable	1,560,307	(1,586,392)
Prepayment and deposits	199,284	(501,554)
Accounts receivable, net	(762,829)	(3,313,839)
Inventories	903,809	1,058,064
Other receivables	638,514	(642,640)
Decrease (Increase) in liabilities:
Bills payable	(1,571,056)	1,553,865
Accounts payable	910,090	1,188,280
Deposits received from customers	107,821	34,030
Accrued expenses	102,294	192,772
Other payables	797,769	474,576
Value-added tax payable	1,013,328	909,845
Net cash provided by operating activities	2,035,026	381,869

Cash flows from investing activities
Advances to related parties	(4,357,293)	(328,129)
Purchase of property, plant and equipment	(525,362)	(1,692,471)
Purchase of land use rights	(38,988)	(443,015)
Sales proceeds from disposal of property, plant and equipment	159,161	—
Net cash used in investing activities	(4,762,482)	(2,463,615)

Cash flows from financing activities
Contribution by stockholder	79,798	1,564,274
Advances from (repayment to) related parties	2,136,747	(442,166)
Inception of other loans	1,646,728	887,757
Repayment of other loans	(850,402)	(84,337)
Net cash provided by financing activities	3,012,871	1,925,528

Effect of foreign currency translation	32,212	36,645

Net increase (decrease) in cash and cash equivalents	317,627	(119,573)

Cash and cash equivalents, beginning of year	158,348	277,921
Cash and cash equivalents, end of year	$475,975	$158,348

Supplemental disclosure information
Finance costs paid	$287,473	$123,231

Income tax paid	$—	$—
Major non-cash transactions
Barter sales of finished goods in return of raw
materials for production.	$4,276,800	$6,081,069

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2006

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Principal activities

Beicang Iron & Steel Inc. (the “Company” or “Beicang” or “we” or “us”), is a Nevada corporation engaging in the business of producing ferrochromium alloy and pelletized ores through its subsidiaries and variable interest entities in the People’s Republic of China (“PRC”).

Organization

We were originally incorporated in the State of Colorado in 1983 under the name "Turco Computer Systems, Inc." In February 2002, we changed our name to Alpha Spacecom, Inc. following a share exchange transaction. In June 2005, we became a Nevada corporation after merging with our wholly owned subsidiary, Alpha Spacecom, Inc., a Nevada corporation.

Since October 2004, we have been involved in an ongoing dispute concerning control of our Company, which has resulted in two separate lawsuits which are more fully described in note 19.

On April 8, 2006, we entered into a Merger Agreement (the “Merger Agreement”) with East Glory Investments Group, Ltd., a Cayman Islands company (hereinafter “EGIG”). Under the terms of the Merger Agreement, we issued an aggregate of 899,196,930 shares of our common stock to the shareholders of EGIG, and in exchange, EGIG merged with and into the Company (the “Merger”), with the Company as the surviving company. Additionally, pursuant to the Merger Agreement, our Board and the holders of a majority of the Company’s capital stock approved amendments to our Articles of Incorporation by written consent, including: (1) a change of our corporate name from Alpha Spacecom, Inc. to the present name, Beicang Iron & Steel Inc., and (2) an increase in the authorized common stock of the Company from 200,000,000 to 1,000,000,000 shares. The Articles of Merger to effectuate the Merger and the Amendment to our Articles of Incorporation to effectuate the name change and to increase in authorized shares were filed with Nevada’s Secretary of State on October 25, 2006. The Company’s name change and its new trading symbol (OTCBB: BEIC) became effective on the OTC Bulletin Board also on October 25, 2006.

As a result of the Merger, the former stockholder of EGIG beneficially owns approximately 90% of Beicang or the combined company’s issued and outstanding Common Stock.

As a result of the effectiveness of the Merger, our control has changed. Members of Alpha’s prior management tendered their resignation effective upon the effectiveness of the Merger. Prior to their resignation, they appointed Mr. Beicang Hou (former shareholder and director of EGIG) as our sole officer and director.

In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Merger has been accounted for as a reverse acquisition where Beicang (the legal acquirer) has been considered the accounting acquiree and the consolidated financial statements of the combined company are in substance those of EGIG, with the assets and liabilities, and revenues and expenses, of Beicang being included effective from the date of consummation of the Merger. Beicang has been deemed to be a continuation of the business of EGIG. The outstanding stock of Beicang prior to the Merger has been accounted for at their net book value and no goodwill has been recognized.

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION (Continued)

Subsidiaries and Variable Interest Entities (VIEs)

Pursuant to and concurrent with the Merger, we have acquired all the issued and outstanding common stock of Trinity Link Holdings Limited (“Trinity Link”), which was in turn wholly owned by EGIG before the Merger. Trinity Link was incorporated under the laws of the British Virgin Islands on August 18, 2005 and holds all of the issued and outstanding share capital of Shanxi Bestlink Management Consulting Co. Ltd. (“Bestlink”), which is a wholly foreign owned enterprise incorporated under the laws of the People’s Republic of China (“PRC” or “China”) on December 30, 2005.

Through a series of contractual arrangements, Bestlink operates, controls and beneficially owns the businesses of two companies in China that refine the raw materials for iron and steel: Pinglu County Changhong Ferroalloy Co., Ltd. (“PL”) and Fanshi County Xinyu Iron Resources Co., Ltd. (“FS”). These contractual arrangements include an Operating and Service Agreement, an Option Agreement, and a Loan Agreement. Through the Operation and Service Agreement, Bestlink has the exclusive right to advise, consult, manage and operate each of PL and FS, and to collect and own 95% of each company’s revenues less operating costs. In addition, these companies and their shareholders have granted Bestlink the exclusive right and option to acquire, to the extent permitted under PRC laws, all of the shares of PL and FS, or alternatively, all of the assets of PL and FS (“Option Agreement”). In order to further reinforce the rights of Bestlink to control and operate PL and FS, the Option Agreement contains provisions under which voting control over the outstanding shares of PL and FS are vested in Bestlink and the board of directors of the Bestlink. Bestlink has also agreed to provide loans to each of PL and FS (“Loan Agreement”). The shareholders of PL and FS are not only guaranteeing the loans, but have pledged all right, title and interest in their shares of PL and FS to Bestlink. Collectively, the Operating and Service Agreement, Option Agreement, and Loan Agreement are referred to herein as the “Restructuring Agreements”.

PL, incorporated under the laws of the PRC on March 3, 2003, is located in Pinglu County in the Southern part of Shanxi Province and produces ferrochromium alloy, the core furnace material in making stainless steel.

FS, incorporated under the laws of the PRC on January 17, 2004, is located in Fanshi County in the Northern part of Shanxi Province and produces pelletized ore, a key component of iron manufacturing.

As a result of the Restructuring Agreements, which obligates Bestlink to absorb a majority of the risk of loss from PL and FS’s activities and enable Bestlink to receive a majority of its expected residual returns, the Company believes that PL and FS should be considered its variable interest entities (“VIE”) under FASB Interpretation No. 46(R) (“FIN 46R”), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51”, because the equity investors in PL and FS do not have the characteristics of a controlling financial interest and the Company, through Bestlink, should be considered the primary beneficiary of PL and FS. Accordingly, the Company believes that PL and FS’s results of operations, assets and liabilities should be consolidated.

The Company’s consolidated assets do not include any collateral for PL or FS’s obligations. The carrying value of the total assets of PL and FS as of December 31, 2006 was $14,575,127 and there was no pledge or collateral of its assets. Furthermore, PL or FS’s creditors do not have recourse to the general credit of the Company.

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION (Continued)

The entering into of those exclusive agreements by Bestlink, PL and FS and their shareholders on January 5, 2006 has been accounted for as recapitalization of PL and FS with no adjustment to the historical basis of the assets and liabilities of PL and FS and the operations were consolidated as though the transaction occurred as of the beginning of the first accounting period presented in these financial statements. For the purpose of presenting the financial statements on a consistent basis, the consolidated financial statements have been prepared as if Trinity Link and Bestlink had been in existence since the beginning of the earliest period and throughout the whole periods covered by these financial statements.

2.	GOING CONCERN AND MANAGEMENT PLAN

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company had a net working capital deficiency of $3,533,605 that indicates the Company may need additional financing to meet cash requirements for its operations to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability or classification of recorded amounts of assets or amounts or classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company is considering different ways to raise additional capital including through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management is in negotiations with investment bankers to raise funds in the capital market and believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of presentation and consolidation

The accompanying consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The consolidated financial statements include the accounts of the Company and its subsidiaries and variable interest entities (collectively the “Group”). Significant intercompany transactions have been eliminated on consolidation.

b.	Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.	Fair values of financial instruments

The Group values its financial instruments as required by Statement of Financial Accounting Standard (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments”. The estimated fair value amounts have been determined by the Group, using available market information and appropriate valuation methodologies. The estimates presented herein are not necessarily indicative of amounts that the Group could realize in a current market exchange.

The Group’s financial instruments primarily consist of cash, accounts receivable, other receivables, notes receivable, accounts payable, receipt in advance, accrued expenses, other payables, bank loans, short term loans, government loans, and short-term related party loans.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

d.	Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

e.	Accounts and other receivables

Accounts receivable are recognized and carried at original invoiced amount less an allowance for any doubtful amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers.

The Group maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

f.	Inventories

Inventories are stated at the lower of cost, as determined on a first-in, first-out basis, or market. Costs of inventories include purchase and related costs incurred in bringing the products to their present location and condition. Market value is determined by reference to the selling prices after the balance sheet date or to management estimates based on prevailing market conditions. As of December 31, 2006 and 2005 inventories stated at market which is lower than cost amounted to $nil and $293,790 respectively.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.	Property, plant and equipment

Property, plant and equipment are recorded at cost. Gains or losses on disposals are reflected as gain or loss in the year of disposal. The cost of improvements that extend the life of plant, property and equipment are capitalized. These capitalized costs may include structural improvements, equipment and fixtures. All ordinary repair and maintenance costs are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets: 10 years for plant and machinery; 20 years for buildings; 10 years for leasehold improvements; 10 years for office equipment; and 10 years for motor vehicles.

h.	Construction in progress

Construction in progress includes direct costs of construction of factory building. Interest incurred during the period of construction has not been capitalized as such interest is not specifically paid for construction of factory building. Construction in progress is not depreciated until such time as the assets are completed and put into operational use.

i.	Prepaid land use rights

The Group has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the property facility. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are amortized on the straight-line method over the term of the land use rights of 50 years.

j.	Impairment of long-lived assets

The Group accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Group to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

k.	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had other comprehensive income of $145,398 and $30,093 for the years ended December 31, 2006 and 2005, respectively. The other comprehensive income for 2006 and 2005 arose from the changes in foreign currency exchange rates.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.	Segment information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Group believes that it operates in one business segment - refinery of iron ores, and in one geographical segment - China, as all of the Group’s current operations are carried out in China.

m.	Revenue recognition

Revenues of the Group include sales of products in China. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectibility is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as products delivered are not returnable upon delivery and acceptance by the customer.

n.	Barter transaction

Periodically, the Group engages in barter transactions and adopted the provisions of APB 29 - Accounting for Nonmonetary Transactions and SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment to APB Opinion No. 29”, in respect of barter transactions after June 15, 2005. Non-monetary transactions are generally recorded at fair value. If such value is not determinable within reasonable limits, the transaction is recognized based on the carrying value of the product or services provided. The amount of revenues recognized for the exchanges of finished goods in return of raw materials for production amounted to $4,276,800 and $6,081,069 for the years ended December 31, 2006 and 2005, respectively.

o.	Income taxes

The Group accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future deductibility is uncertain.

p.	Loss / earnings per share

Loss / earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended December 31, 2006 and 2005, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q.	Foreign currency translation

The Company uses the United States dollars (“U.S. dollars” or “US$”) for financial reporting purposes. The Company’s subsidiaries maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted. In general, the Group translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the Group’s financial statements are recorded as accumulated other comprehensive income.

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People’s Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of ±0.3% around the unified exchange rate published by the People’s Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2006	December 31, 2005
Balance sheet items, except for the registered and paid-up capital, as of year end	US$1:RMB7.8175	US$1:RMB8.0702
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the year	US$1:RMB7.98189	US$1:RMB8.1851

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

r.	Related parties

Parties are considered to be related to the Group if the parties that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Group. Related parties also include principal owners of the Group, its management, members of the immediate families of principal owners of the Group and its management and other parties with which the Group may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

s.	Recently issued accounting standards

On January 1, 2006 we adopted Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payments - Revised 2004”, using the modified prospective transition method.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). This interpretation prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006 (i.e., the beginning of our fiscal year 2007). We do not expect that the adoption of FIN 48 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value instruments. SFAS 157 does not require any new fair value measurements, but applies under other accounting pronouncements that require or permit fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (our fiscal 2008). We believe that implementation of SFAS 157 will have little or no impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. We believe that implementation of SFAS 157 will have little or no impact on our consolidated financial statements since we have no applicable plans.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

s.	Recently issued accounting standards (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our consolidated financial statements.

4.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Group to concentrations of credit risk, consist of cash and accounts receivable as of December 31, 2006 and 2005. The Group performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of December 31, 2005 and 2006, the Group’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the years ended December 31, 2006 and 2005, all of the Group’s sales arose in the PRC. In addition, all accounts receivable as of December 31, 2006 and 2005 also arose in the PRC.

The maximum amount of loss due to credit risk that the Company would incur if the counter parties to the financial instruments failed to perform is represented the carrying amount of each financial asset in the balance sheet.

Normally the Company does not obtain collateral from customers or debtors.

Details of the customers accounting for 10% or more of the Company’s revenue are as follows:

	Year ended December 31,
	2006	2005

Company A	$8,320,923	$8,040,551
Company B	10,392,583	4,541,396
Company C	—	5,648,843
Company D	—	3,804,351
Company E	5,025,546	—

Details of customers accounting for 10% or more of the Company’s accounts receivable are as follows:

	December 31,
	2006	2005

Company A	$—	$1,084,975
Company B	—	1,491,283
Company E	2,795,985	—

5.	INVENTORIES

Inventories consist of the following:

	December 31,
	2006	2005

Raw materials	$832,692	$1,710,158
Finished goods	356,199	315,721
Goods in transit	—	29,571
Consumables	106,443	93,243
	$1,295,334	$2,148,693

6.	PREPAYMENT AND DEPOSITS

Prepayment and deposits consist of the following:

	December 31,
	2006	2005

Utility deposits	$—	$13,914
Purchase deposits for raw materials	409,504	588,405
Other	10,602	1,735
	$420,106	$604,054

7.	OTHER RECEIVABLES

Other receivables consist of the following:

	December 31,
	2006	2005

Non-interest bearing, unsecured receivables	$55,439	$520,853
Cash advances to staff and salespersons for normal business purposes	6,253	166,966
Others	1,126	4,559
	$62,818	$692,378

8.	PREPAID LAND USE RIGHTS

The Group has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the property facility. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are being amortized on the straight-line method over the term of the land use rights of 50 years.

The expected amortization of the prepaid land use rights over each of the next five years and thereafter are summarized as follows:

Year ending December 31,
2007	$10,073
2008	10,073
2009	10,073
2010	10,073
2011	10,073
Thereafter	433,940

Total prepaid land use rights as of December 31, 2006	484,305
Less: Current portion	(10,073)
Long-term portion	$474,232

Amortization expense was $9,865 and $8,860 for the years ended December 31, 2006 and 2005, respectively.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,
	2006	2005

Plant and machinery	$1,718,761	$1,925,459
Building	3,836,333	3,495,054
Motor vehicles	161,965	155,002
Office equipment	192,154	25,726

	5,909,213	5,601,241
Less: Accumulated depreciation and impairment losses	(942,003)	(729,112)
	$4,967,210	$4,872,129

During the year ended December 31, 2006, PL disposed of property, plant and equipment, with an aggregate net book value of $165,417, to a related company for a total consideration of $159,161. As a result, a loss on disposal of $6,256 was recognized for 2006.

The depreciation expenses on property, plant and equipment were $453,191 and $343,950 for the years ended December 31, 2006 and 2005, respectively. The impairment loss of plant and machinery was $nil and $262,602 for the years ended December 31, 2006 and 2005 respectively.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2005

Social securities insurance (see note 18)	$334,218	$179,692
Accrued welfare	168,254	117,557
Loan interest expenses	210,016	76,292
Other operating expenses	548,233	739,892
	$1,260,721	$1,113,433

The Company accrued staff welfare based on 14% of its payroll, for the purposes of expenditures for the employee facilities and collective welfare of the Company’s employees in accordance with the accounting practice generally accepted in the PRC.

The Company has not accrued compensated absences because the amount is immaterial.

11.	OTHER PAYABLES

Other payables consist of the following:

	December 31,
	2006	2005

Payables for construction and machinery	$132,928	$142,808
Non-interest bearing, unsecured borrowings without fixed repayment date	1,724,837	867,746
	$1,857,765	$1,010,554

12.	OTHER LOANS

Other loans consist of the following:

	December 31,
	2006	2005

24% loans, without fixed repayment date	$473,297	$282,622
18% loans, without fixed repayment date	789,511	432,083
15% loans, without fixed repayment date	208,507	65,674
8% loans, without fixed repayment date	38,375	37,174
Interest-free loans, without fixed repayment date	345,379	191,817

Total other loans	1,855,069	1,009,370
Less current maturities	(1,855,069)	(1,009,370)
Total long-term loans	$—	$—

All of the above other loans are unsecured and denominated in Renminbi.

The maturities of other loans for each of the next five years are as follows:

Year ending December 31, 2007	$1,855,069
After December 31, 2007	—
$1,855,069

13.	SHARE CAPITAL

(a)	Preferred stock

The Company as of December 31, 2006 had 20,000,000 shares of authorized preferred stock, out of which 23,000 shares remain designated as Series A, $.001 par value, 7% cumulative convertible preferred stock ("Series A").

Each Series A share has a par value of $0.001, is convertible into 40 shares of the Company's common stock with no further consideration, and yields dividends at 7.0% per annum. Due to misplacement of records during management changes, the Company currently cannot verify the preferential rights, if any, of the Series A with regard to dividends or liquidation. Also due to lost records, although the amount cannot currently be verified absolutely, the Company may have as much as $271,000 in cumulative dividends in arrears. These dividends have not been declared by the Board of Directors. Voting rights of the Series A, if any, cannot currently be verified.

(b)	Common stock

Pursuant to the Merger Agreement as more fully described in note 1, the Company amended its Articles of Incorporation to increase the number of authorized common shares from 200,000,000 to 1,000,000,000, par value $0.001 per share. In connection with the Merger, the Company issued an aggregate of 899,196,930 shares of our common stock 899,196,930 shares of our Common Stock (representing 90% of all shares outstanding after this Merger) to the shareholders of EGIG and, in exchange, EGIG merged with and into the Company (the “Merger”), with the Company being the surviving company.

14.	STATUTORY RESERVES

As stipulated by the PRC’s Company Law and as provided in the Company’s VIEs’ PL and FS’s Articles of Association, PL and FS’s net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years’ losses, if any;
(ii)
Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital, which is restricted for set off against losses, expansion of production and operation or increase in registered capital;

(iii)
Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's “Statutory common welfare fund”, which is restricted for capital expenditure for the collective benefits of the Company's employees; and

(iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders’ general meeting.

On December 31, 2003, PL and FS established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $16,475 and common welfare fund of $8,238 as of both December 31, 2005 and 2006.

15.	INCOME TAXES

The Company is registered in the State of Nevada whereas its subsidiary, Trinity Link being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, Bestlink and VIEs, PL and FS (see note 1).

Bestlink, PL and FS, being registered in the PRC, are subject to PRC’s Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

However, PL has been approved as a new enterprise in an underdeveloped area and granted a tax holiday for the years up to 2006.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2006	2005

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	33%	33%
Tax holiday	(33%)	(33%)
Provision for income tax	—	—

Bestlink and FS had accumulated losses of $1,685,293 and $772,762 as of December 31, 2006, respectively. A full valuation allowance has been provided for the deferred tax assets in respect of such losses, as it is more likely than not that such deferred tax assets will not be realized by sufficient future taxable profits.

15.	INCOME TAX (Continued)

The net deferred tax amounts included in the Company’s balance sheets as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005

Deferred tax assets arising from net operating losses	$811,000	$24,000
Less: Valuation allowance	(811,000)	(24,000)
	—	—

16.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Related party trade receivables and payables

Included in accounts receivable and payables at the balance sheet dates were trade receivables and trade payables to the following related parties:

	December 31,
	2006	2005

Trade receivables:
Pinglu Changlong Tegang Lu Liao Co. Ltd., under control by Mr. Zhengguan Li, a director of the PL	$49,997	$—
Shanxi RongChang Trade Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	2,795,985	—
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	—	1,512,155
	$2,845,982	$1,512,155

Trade payables:
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	$1,765,223	$737,014
Shanxi Haixin Material Trading Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	161,215	156,167
	$1,926,438	$893,181

Trade accounts receivable from and payable to related parties arose from sales to and purchases from those related companies in the ordinary course of the Company’s business.

16.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Continued)

(b)	Related party receivables and payables

	December 31,
	2006	2005

Amounts due from related parties:
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	$—	$12,391
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Yaoting Ren, a director of PL	3,033,603	34,718
Mr. Junsheng Wang, a director of FS	—	39,535
Mr. Yaoting Ren, a director of PL	343,767	224,028
Mr. Beicang Hou, a director of the Company	—	458,973
	$3,377,370	$769,645

Amount due to related parties:
Shanxi Changchi Enterprise Co. Ltd., under common control of Mr. Beicang Hou, a director of the Company	$476,404	$—
Mr. Beicang Hou, CEO and director of the Company	1,435,847	—
Mr. Zhengguan Li, a director of PL	—	8,674
	$1,912,251	$8,674

Balances with related parties represent advances to or loans from the respective related parties, are interest free, unsecured, and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

(c)	Other transactions

	Year ended December 31,
	2006	2005
Sales to related parties:
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	$10,392,583	$4,563,245
Shanxi RongChang Trade Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	5,025,546	—
Pinglu Changlong Tegang Lu Liao Co. Ltd., under control of Mr. Zhengguan Li, a director of PL	196,564	—
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Yaoting Ren, a director of PL	1,507,268	—
	$17,121,961	$4,563,245

16.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Continued)

	Year ended December 31,
	2006	2005
Purchases from related parties:
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	$13,607,939	$604,546
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Yaoting Ren, a director of PL	2,470,276	—
Shanxi Haixin Material Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	—	599,129
	$16,078,215	$1,203,675

17.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company’s operations are all carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy.

The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

18.	COMMITMENTS AND CONTINGENCIES

Employee social insurance

According to the prevailing laws and regulations of the PRC the Company’s PRC VIEs, PL and FS are required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, PL and FS do not need to provide all employees with such social insurance.

In the event that any current or former employee files a complaint with the PRC government, PL and FS may be subject to making up the social insurance as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

19.	LEGAL PROCEEDINGS

The Company is involved in two legal proceedings, one in U.S. District Court for the Central District of California (the "California case"), located in Los Angeles, California, the other in Colorado State Court (the "Colorado case"). In both cases, the Company is a Plaintiff entity. The Company became a Plaintiff in each matter at the direction of two former members of the Company’s board of directors, Terrence Sien and Brian Brick. One of the Company’s former directors, Xuedong Hu (“Mr. Hu”) is a defendant in the California litigation and two of the Company’s former directors, Mr. Hu and Jian Wang were defendants in the Colorado litigation.

Tridon Trust is also a Plaintiff in both the California case and the Colorado case. Tridon is one of the Company’s shareholders and Mr. Paul Ebeling, a former officer and director, may occupy a position of management with Tridon Trust.

These matters arose in 2003 when the Company entered into a cooperation agreement with the China Film Group. As part of that cooperation agreement, the parties were looking at forming a joint venture that would require us to provide capital. The cooperation agreement is described in more detail in the Company’s SEC filings made in 2003 and 2004, including the Company’s Form 10-QSB for the six-month period ended June 30, 2004. The cooperation agreement was set to expire July 28, 2004 if no joint venture had been negotiated and no funding was available. The agreement expired pursuant to its terms.

On or about September 28, 2004, Messrs. Brian Brick and Terrence Sien, two of the Company’s then directors, allege they gave notice to the remaining two directors, Messrs. Wang and Hu, that the board would hold a special meeting October 1, 2004. Hu and Wang deny they received any such notice.

On October 1, 2004, a special meeting of the Company’s Board of Directors was purported to have been convened by Messrs. Brick and Sien. They were the only directors who attended and they declared a quorum, despite the fact that only 2 of the 4 directors were in attendance. At this alleged meeting the attending directors voted in favor of resolutions "accepting" the resignations of Hu and Wang from their positions as directors. Messrs. Wang and Hu deny that they ever tendered such resignations and to date, no letters of resignation from them have been produced. The attending directors then proposed and voted in favor of resolutions removing Mr. Hu as our CEO and authorizing the Colorado suit filed November 29, 2004, and to adjourn and reconvene the board meeting October 15, 2004.

The California and Colorado cases are more fully explained below.

Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, Jian Wang, and Alpha Sky Investment LTD., Case Number 04 CV 9819, District Court, City and County of Denver, Colorado

This case was originally filed on November 29, 2004, by Tridon Trust and the Company. At that time, Messrs. Brick and Sien claimed to be our only board members and directed the filing of the suit. The Company’s then current management believes that this suit was not properly authorized, as this action was taken by only two of our then four directors.

The complaint filed in that case had four basic claims: (1) a request to have the judge declare that Xuedong Hu and Jian Wang resigned their positions as directors by their conduct effective October 15, 2004; (2) a request to have the judge declare that the remaining directors lawfully removed Xuedong Hu as our Chief Executive Officer, effective October 15, 2004; (3) a request to have the judge order the removal of Hu and Wang under the guidelines contained in Colorado law for alleged dishonest and fraudulent conduct; and (4) asking the judge to rescind the December 2001 Share Exchange Agreement (more fully described in prior SEC filings on and after

December 9, 2001). Through Brick and Sien, it has been alleged that the 2001 Share Exchange Agreement, pursuant to which Hu obtained a beneficial interest in our shares of Series B Preferred convertible stock and a majority interest in the Company was invalid and the stock should be returned.

The defendants named in this Colorado case, Xuedong Hu, Jian Wang and Alpha Sky Investment Company, Ltd filed a motion asking the Court to dismiss all four claims asserted. Mr. Hu also filed a motion asking the Court to order the Company to hold a special shareholder meeting and determine his right to vote at that meeting.

The Court held a hearing on March 18, 2005 and the attorneys for each side presented arguments and evidence on the issues before the Court. At the close of the hearing, the trial court judge entered orders dismissing the first two claims referenced above, stating that they could not validly remove Mr. Hu and Mr. Wang from the Board of Directors of our Company. The Court also ruled that we had to hold a shareholder meeting to address three issues, and had to cooperate with Mr. Hu to properly notice and hold that meeting. The Judge in the case also found that Mr. Hu was entitled to vote all of his approximate 82% ownership interest in the Company at that meeting.

On March 25, 2005, Alpha and Tridon filed a voluntary notice of dismissal of their claims with the Colorado District Court. Based upon the Court's order on March 18, 2005, the first two of the four claims were no longer pending. On March 25, 2005, the third and fourth claims were therefore voluntarily dismissed and are no longer pending. As of that date, Alpha and Tridon no longer had any claims against the defendants pending in the Court. On March 30, 2005, the Judge signed the written form of the orders he entered March 18, 2005.
Alpha and Tridon filed a motion in the trial court under Colorado procedural rules asking the Court to decide that it did not have jurisdiction to sign the written order of March 30, 2005. They did not contest the Court's substantive order of March 18, 2005 itself, including the order that we hold a shareholder meeting and that Mr. Hu was entitled to vote the shares he beneficially owned. The Judge denied that motion.

Tridon filed a Notice of Appeal with the Colorado Court of Appeals on June 15, 2005, Case No. 05 CA 1244. Tridon also filed a Petition for Rule To Show Cause with the Colorado Supreme Court on June 15, 2005, Case No. 05SA180. On June 22, 2005, the Colorado Supreme Court denied the Petition.

As a result of the Notice of Appeal filed by Tridon, the caption of the case before the Colorado Court of Appeals became Alpha Spacecom, Inc. and Tridon Trust, Appellants; Xuedong Hu, Jian Wang, Alpha Sky Investment Company Limited, Appellees; Case Number 05 CA 1244, Colorado Court of Appeals.

Tridon filed its brief with the Court, arguing that the trial court lacked any jurisdiction to sign the written order of March 30, 2005. A response brief was filed on behalf of the Appellees, asking the appellate court to affirm the trial court’s order. Tridon also asked the Court to hear oral argument on the matter.

Tridon did not request any stay of the existing orders, so while the appeal was pending, the Colorado District Court's Orders of March 18, 2005 and May 11, 2005 remained in effect. Those Orders provide that the Board meeting removing Mr. Hu and Mr. Wang was not valid. As a result Mr. Hu was not properly or lawfully removed as our CEO or a member of the Board. Similarly, Mr. Wang was not properly or lawfully removed from our Board of Directors. In reliance upon these Court Orders, Messrs. Hu and Wang continued to perform their respective duties owed to the Company.

Decision of Colorado Court of Appeals

On February 22, 2007, the Colorado Court of Appeals announced its decision in Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, Jian Wang, and Alpha Sky Investment Company Ltd., Case No. 05CA1244.

The Appellate Court determined that the portions of the District Court’s order relating to the special meeting of shareholders was a valid order, and affirmed the District Court’s ruling. The Company interprets this ruling to mean that the actions the Company has taken since issuance of the order, including engaging in the shareholder meeting and subsequently, the merger between the Company and East Glory Investments Group, were validly undertaken.

However, the Appellate Court decided that the portion of the District Court’s ruling dismissing two of Tridon’s claims was not valid and that portion of the order was vacated by the Appellate Court.

Tridon Trust v. Xuedong Hu, Alpha Sky Investment Limited, Alpha Spacecom Company Limited, and Does 1-10, Case No. CV05 3295DT(RCx), U.S. District Court, Central District of California

On May 3, 2005, Tridon Trust filed a suit in the Federal District Court located in Los Angeles, California. Tridon Trust is a shareholder of the Company, and Alpha Spacecom Company Limited is a subsidiary of the Company as a result of the prior Share Exchange Agreement of December 9, 2001. This suit originally sought damages based upon alleged fraud and misrepresentations leading up to the Share Exchange Agreement closing. The suit also sought to rescind the Share Exchange Agreement.

Mr. Hu and Alpha Sky Investment Limited filed a motion to dismiss all of the claims in the original case. Prior to the date set for hearing, the attorney representing Tridon Trust filed a First Amended Complaint on behalf of both Tridon and Alpha Spacecom. This new complaint changed all of the claims. It also dropped Alpha Sky Investment Limited and Alpha Spacecom Company Limited as defendants. Alpha Spacecom, Inc. was added as a plaintiff, and the Securities and Exchange Commission as a defendant. We did not authorize this action. The caption for this case is now: Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, the United States Securities and Exchange Commission and Does 1-10, United States District Court for the Central District Of California, Case No. CV05 3295DT(RCx), but the SEC was subsequently dropped as a defendant.

The First Amended Complaint seeks to have the Court declare that the actions taken at the June 13, 2005 special shareholder meeting were invalid based upon alleged violations of federal securities laws relating to the information required for a valid proxy statement. Alpha and Tridon allege that under Section 14a of the Securities and Exchange Act of 1934 the Notice of Meeting & Proxy Statements issued by us for our Special Meeting of Shareholders held June 13, 2005 violated federal regulations because they were allegedly not sent to all shareholders of record and failed to contain a copy of our annual report. The new Complaint does not ask the federal court to determine any issues of stock ownership, even though it contains some allegations about the ownership rights in approximately 9,555,553 shares of our Series B preferred convertible stock previously issued under the 2001 share exchange agreement. Those allegations assert that Paul Ebeling, a former officer and director of our Company when it was known as Tridon Enterprises, obtained ownership interest in those shares. Mr. Ebeling is not a party to the California case and has not filed any action in any court seeking to declare ownership in the stock.

Attorneys for Xuedong Hu have filed a motion seeking a judgment based upon the pleadings in the case, and asking the Court to dismiss the case based upon federal legal doctrines. A hearing on that motion was scheduled for September 18, 2006 in Los Angeles, California. The judge moved the hearing to October 2, 2008, then took the motion under advisement. Essentially the judge stayed the case instead of dismissing, but allowed the discovery portion to continue. As of the date of the issuance of these financial statements the stay is in effect until the Colorado Court of Appeals rules on the case described above. If successful, the claims asserted by Alpha Spacecom and Tridon would be dismissed.

If the Plaintiffs in the case are ultimately successful, the Court may impose a range of remedies under equitable (fairness) theories. At the present time the director of the Company does not know what relief might be imposed in that event, but it could include voiding the actions taken at the shareholder meeting of June 15, 2005.

The allegations have not been fully litigated at this time and the stock ownership allegations directly conflict with the Colorado District Court Orders that are in place. The Company believes that shareholders and potential investors should not rely on the lawsuit allegations, including those related to the ownership of the majority of the Series B Convertible Preferred shares.

Mr. Ebeling claims to have acquired ownership of 9,555,553 shares of Series B Preferred Convertible Stock through stock powers effective May 31, 2005. Prior to that time, two press releases were issued on March 18, 2005 and April 12, 2005, both without proper authorization from us. The first stated that 9.55 million shares of the Series B Convertible Preferred stock had been returned by an individual to us and cancelled. The April release stated that the shares in question had been returned to us on June 21, 2004. The Company believes that shareholders and potential investors should not to rely on the Schedule 13D filed by Paul A. Ebeling or upon prior press releases issued through PR Newswire or the Company’s web site which is not controlled by current management.

The Company has also recently received a request to convert additional Series B Preferred shares of stock from a representative associated with the Plaintiffs. These shares do not appear to have been lawfully issued and the Company has declined to convert them to Common Stock and have asked the requesting parties to provide information about the issuance of these shares. The Company has not received any response to its request.

Except for the above, there are no other legal proceedings pending or threatened against the Company as of the date of the issuance of these financial statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported in our current report on Form 8-K filed with the Commission on February 2, 2007 and as amended in a Form 8-K/A filed on February 20, 2007, the Company changed its independent accountants from Ronald R. Chadwick, P.C. (“Chadwick”) to Schwartz Levitsky Feldman LLP, effective February 2, 2007. This change in independent accountants was approved by our Board of Directors. In connection with the audit of our financial statements as of and for the fiscal years ended December 31, 2004 and 2005, and the interim periods of March 31, June 30 and September 30, 2006, there were no disagreements with Chadwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of Chadwick, would have caused them to make reference in connection with its reports to the subject matter of the disagreements.

Additionally, as reported in our current report on Form 8-K filed with the Commission on May 8, 2007, the Company changed its independent accountants from Schwarz Levitsky Feldman LLP (“SLF”) to Yu and Associates CPA Corporation, effective May 5, 2007. This change in independent accountants was approved by our Board of Directors. In connection with the audit of our financial statements as of and for the fiscal year ended December 31, 2006, there were no disagreements with SLF on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedures, which disagreements, if not resolved to the satisfaction of SLF, would have caused them to make reference in connection with its reports to the subject matter of the disagreements.

Item 8A.	Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). This evaluation was carried out under the supervision and with the participation of our management, principally our Chief Executive Officer, who is also our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer who is also our Chief Financial Officer.

Our disclosure controls and procedures provide our Chief Executive Officer, who is also our Chief Financial Officer, reasonable assurances that our disclosures are appropriate. However, company management, including our Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all human error. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact there are internal resource constraints, and the benefit of controls must be weighed relative to their corresponding costs. Because of the limitations in all control systems, no evaluation of controls can provide complete assurance all control issues and instances of error, if any, within our company are detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to human error or mistake. Additionally, controls, no matter how well designed, could be circumvented by the individual acts of specific persons within the organization. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance any design will succeed in achieving its stated objectives under all potential future conditions.

During the last fiscal quarter to which this report relates, there were no changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to deficiencies and material weaknesses.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act.

As of December 31, 2006 and as of the date of the filing of this report, the directors and executive officers of the Company, their ages, positions in the Company, the dates of their initial election or appointment as director or executive officer, and the expiration of the terms as directors (if applicable) were as follows:

Name	Age	Position	Director Since
Beicang Hou	44	Chief Executive Officer, Chief Financial Officer, Secretary and sole Director	October 2006

The Company's directors hold office until their successors are elected and qualified. The Company's officers are appointed annually by the Board of Directors and serve at the pleasure of the Board.

Mr. Beicang Hou serves as our Chief Executive Officer, Chief Financial Officer, Secretary and sole Director. Mr. Hou has extensive experience in our industry. From 1997 to the present, Mr. Hou serves as the Chairman of the Board and General Manager of Shanxi Changchi Enterprise Co., Ltd. Mr. Hou is the Chairman of the Board of Pinglu Changhong Ferroalloy Co., Ltd. from March 2003 to the present, and of Fanshi Xingyu Iron & Resource Co., Ltd. from January 2004 to the present. From December 2005 to the present, Mr. Hou is the Chief Executive Officer and Chairman of the Board of Bestlink Management Consulting Co., Ltd.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not have a separately designated audit committee of our Board, as it is not required to, and the functions customarily delegated to this committee are performed by the full Board. As the Company does not maintain an audit committee, it does not have an audit committee “financial expert” within the meaning of Item 407(d)(5) of Regulation SB.

Code of Ethics

For the year ended December 31, 2006, we did not have a formal written code of ethics applicable to our principal executive officer and principal financial officer, because the board of directors has not determined it to be immediately necessary from a management perspective to adopt a formal code at this time. However, we plan to adopt and approve a formal written code of ethics in the near future.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of copies of such reports received or written representations from certain reporting persons, the Company believes that, during the year ended December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders were in compliance with SEC regulations.

Involvement in Certain Legal Proceedings

There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Item 10.	Executive Compensation.

The following summary compensation table sets forth the aggregate compensation awarded to, earned by, or paid to the chief executive officer, and other executive officers whose annual compensation exceeded $100,000, for the fiscal year ended December 31, 2006 and 2005:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Beicang Hou, current CEO, CFO, Secretary and Sole Director (1)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Xuedong Hu, former CEO, CFO and Director (2)	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
In connection with the Merger (described in Item 1 above under “Company History”), Mr. Beicang Hou became the Company’s CEO, CFO, Secretary and sole Director on October 25, 2006. For 2006, Mr. Hou did not receive any compensation for his services as the Company’s CEO, CFO and sole Director.

(2)
In connection with the Merger, Mr. Xuedong Hu resigned as the Company’s CEO, CFO and a Director on October 25, 2006. For 2006, Mr. Hu did not receive any compensation for his services as the CEO, CFO and a director of the Company.

The following table sets forth information concerning unexercised options, stock that has not vested, and equity incentive plan awards for our chief executive officer as of the end of the fiscal year ended December 31, 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
OPTION AWARD						STOCK AWARD
Name	Number of Securities Underlying Unexercised Options (Exercisable) (#)	Number of Securities Underlying Unexercised Options (Unexercisable) (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Exercise Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Beicang Hou	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control.

Compensation of Directors

For the fiscal year ended December 31, 2006, our directors were compensated as follows:

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Beicang Hou, sole Director (1), (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Xuedong Hu, former Director (1), (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jian Wang, former Director (1), (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Rain Zhang, former Director (1), (2)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)
In connection with the Merger, Messrs. Xuedong Hu, Jian Wang and Rain Zhang resigned as Directors of the Company on October 25, 2006. From the date of their resignations, Mr. Beicang Hou has been our sole Director.

(2)
There are no other formal or informal understandings or arrangements relating to compensation; however, the Directors may be reimbursed for all reasonable expenses incurred by them in conducting the Company’s business. These expenses would include out-of-pocket expenses for such items as travel, telephone, and postage. For the fiscal year 2006, none of the Directors received reimbursement payments from the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 15, 2007, by: (i) each person known to beneficially own more than five percent of our common stock; (ii) each of our officers, directors and nominees for election as director; and (iii) all of our directors and executive officers as a group.

The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse). In certain instances, the number of shares listed includes (in addition to shares owned directly), shares held by the spouse or children of the person, or by a trust or estate of which the person is a trustee or an executor or in which the person may have a beneficial interest.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (2)	Percentage Owned Beneficially (3)

Beicang Hou (1)	899,196,930	90%

All officers and directors of the Company as a group	899,196,930	90%

(1)	CEO, CFO, Secretary and the sole Director of the Company. The address for Mr. Hou is in care of the Company at 8/F Beicang Building, Taiyuan City, Shanxi Province, China 030013.
(2)	Unless otherwise indicated, all shares are directly owned and investing power is held by the persons named in the table.
(3)	Based upon 999,066,260 shares of Common Stock outstanding as of May 15, 2007.

Equity Compensation Plan Information

In the future, we may award stock options to key employees, members of management, directors and consultants under stock option programs as performance-based bonuses. As of the date of this report, however, we have not adopted any such plans.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with Related Person

Prior to the closing of the Merger on October 25, 2006, we financed our general and administrative expenses primarily through advances from a former officer and director, who is also a shareholder. Our present management is currently verifying these related party advances outstanding. As of the date of this report we are in negotiations with this former officer and director for the repayment of these obligations, but no definitive agreement has been reached.

After the closing of the Merger, we have assumed the following related-party transactions:

Trade accounts receivable from and payable: (1)
	December 31,
	2006	2005

Trade receivables:
Pinglu Changlong Tegang Lu Liao Co., Ltd. (2)	$49,997	$—
Shanxi Rongchang Trading Co. Ltd. (3)	2,795,985	—
Shanxi Changchi Enterprise Co, Ltd. (4)	—	1,512,155
	$2,845,982	$1,512,155

Trade payables:
Shanxi Changchi Enterprise Co., Ltd. (4)	$1,765,223	$737,014
Shanxi Haixin Material Trading Co., Ltd. (5)	161,215	156,167
	$1,926,438	$893,181

Related party receivables and payables: (6)
	December 31,
	2006	2005

Amounts due from related parties:
Shanxi Changchi Enterprise Co., Ltd. (4)	$—	$12,391
Pinglu Changsheng Stainless Steel Material Co., Ltd. (7)	3,033,603	34,718
Mr. Junsheng Wang (8)	—	39,535
Mr. Yaoting Ren (9)	343,767	224,028
Mr. Beicang Hou (10)	—	458,973
	$3,377,370	$769,645

Amount due to related parties:
Shanxi Changchi Enterprise Co., Ltd. (4)	$476,404	$—
Mr. Beicang Hou (10)	1,435,847	—
Mr. Zhenguan Li (11)	—	8,674
	$1,912,251	$8,674

Other transactions:
	Year ended December 31,
	2006	2005
Sales to related parties:
Shanxi Changchi Enterprise Co., Ltd. (4)	$10,392,583	$4,563,245
Shanxi Rongchang Trade Co., Ltd. (3)	5,025,546
Pinglu Changlong Tegang Lu Liao Co., Ltd. (2)	196,564
Pinglu Changsheng Stainless Steel Material Co., Ltd. (7)	1,507,268	—
	$17,121,961	$4,563,245

	Year ended December 31,
	2006	2005
Purchases from related parties:
Shanxi Changchi Enterprise Co., Ltd. (4)	$13,607,939	$604,546
Pinglu Changsheng Stainless Steel Material Co., Ltd. (7)	2,470,276	—
Shanxi Haixin Material Trading Co., Ltd. (5)	—	599,129
	$16,078,215	$1,203,675

(1)	Trade accounts receivable from and payable to related parties arose from sales to and purchases from those related companies in the ordinary course of the Company’s business.
(2)	Under the control by Mr. Zhengguan Li, a director of the PL
(3)	Under the control of Mr. Beicang Hou, the CEO and sole director of the Company
(4)	Under the control of Mr. Beicang Hou, the CEO and sole director of the Company
(5)	Under the control of Mr. Beicang Hou, the CEO and sole director of the Company
(6)
Balances with related parties represent advances to or loans from the respective related parties, are interest free, unsecured, and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

(7)	Under the control of Mr. Yaoting Ren, a director of PL
(8)	A director of FS
(9)	A director of PL
(10)	Our CEO and sole director
(11)	A director of FS

Director Independence

The Company has determined that its sole Director is not independent under the independence standards of NASDAQ Marketplace Rule 4200(a)(15). In determining independence, the Company reviews and seeks to determine whether the sole Director has any material relationship with the Company, direct or indirect, which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Company also reviews business, professional, charitable and familial relationships of the sole Director in determining independence.

Item 13.	Exhibits.

Exhibit
Number	Description

2.1	Share Exchange Agreement dated as of December 10, 2001. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on December 21, 2001)

2.2
Agreement and Plan of Merger between the Company and Alpha Spacecom, Inc., a Nevada corporation, dated as of June 16, 2005. (Incorporated by reference to Exhibit 2.2 of the Form 10-KSB for the fiscal year ended December 31, 2004 filed on July 26, 2005)

2.3
Merger Agreement between the Company and East Glory Investment Group, Ltd. dated April 8, 2006. (Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

3.1	Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-KSB for the fiscal year ended December 31, 2004 filed on July 26, 2005)

3.2	Bylaws. (Incorporated by reference to Exhibit No. 3.2 of the Form 10-KSB for the fiscal year ended December 31, 2004 filed on July 26, 2005)

3.3	Articles of Merger as filed with the Nevada Secretary of State. (Incorporated by reference to Exhibit No. 3.1 of the Form 10-KSB for the fiscal year ended December 31, 2004 filed on July 26, 2005)

10.1	Operating and Service Agreement for Fanshi County Xinyu Iron Resource Co., Ltd. dated January 5, 2006 (Filed herewith)

10.2	Option Agreement for Fanshi County Xinyu Iron Resource Co., Ltd. dated January 5, 2006 (Filed herewith)

10.3	Loan Agreement for Fanshi County Xinyu Iron Resource Co., Ltd. dated January 5, 2006 (Filed herewith)

10.4	Operating and Service Agreement for Pinglu County Changhong Ferroalloy Co., Ltd. dated January 5, 2006 (Filed herewith)

10.5	Option Agreement for Pinglu County Changhong Ferroalloy Co., Ltd. dated January 5, 2006 (Filed herewith)

10.6	Loan Agreement for Pinglu County Changhong Ferroalloy Co., Ltd. dated January 5, 2006 (Filed herewith)

16.1	Letter from Ronald R. Chadwick P.C. (Incorporated by reference to the Company’s Current Report on Form 8-K/A filed on February 20, 2007)

16.2	Letter from Schwartz Levitsky Feldman LLP, Chartered Accountants (Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 8, 2007)

21.1	List of Subsidiaries. (Filed herewith)

31.1	Section 302 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer. (Filed herewith.)

32.1	Section 906 Certification by the Corporation’s Chief Executive Officer and Chief Financial Officer. (Filed herewith.)

Item 14.	Principal Accountant Fees and Services.

Change of Auditor

The Company’s preceding principal independent auditors were Ronald R. Chadwick P.C. (“Chadwick”), and Schwartz Levitsky Feldman LLP, Chartered Accountants ("SLF"). Chadwick performed the audit for the fiscal years ended December 31, 2004 and 2005, and it reviewed the Company’s unaudited financial statements through the quarter ended September 30, 2006. On February 2, 2007, we engaged SLF to audit the Company’s financial statements for the fiscal year ended December 31, 2006. On May 5, 2007, we terminated the services of SLF and engaged Yu and Associates CPA Corporation (“Yu and Associates”) to audit the Company’s financial statements for the fiscal year ended December 31, 2006. The following are the services provided and the amount billed:

Audit Fees

The aggregate fees billed for professional services rendered by Chadwick for the audit of our annual financial statements for the fiscal year 2005 and the reviews of the financial statements included in our quarterly reports on Form 10-QSB through the quarter ended September 30, 2006 were $46,500.

The aggregate fees billed for professional services rendered by GC Alliance Limited, Certified Public Accountants, for the audit of East Glory Investments Group, Ltd.’s annual financial statements for the fiscal years ended December 31, 2004 and 2005 in connection with the merger were $250,000.

The aggregate fees billed for professional services rendered by SLF for the reviews of the financial statements included in our quarterly reports on Form 10-QSB through the quarter ended September 30, 2006 were $272,623.

The aggregate fees billed for professional services rendered by Yu and Associates for the audit of our annual financial statements for the fiscal year 2006 were $80,000.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for the year ended December 31, 2006.

Tax Fees

For the years ended December 31, 2006 and December 31, 2005, there were no fees billed for services for tax compliance, tax advice and tax planning work to the Company.

All Other Fees

There were no other fees billed to the Company by Chadwick, SLF or Yu and Associates during the last two fiscal years for products and services provided by Chadwick, SLF or Yu and Associates.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform particular services, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEICANG IRON & STEEL, INC. (Registrant)

Date: May 18, 2007	By:	/s/ Beicang Hou

Name: Beicang Hou Title: Chief Executive Officer, Chief Financial Officer and Sole Director