Form 10-Q
period 2007-03-31
BEICANG IRON & STEEL INC
filed 2007-05-21
CIK 763245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number: 0-13628

BEICANG IRON & STEEL, INC.
(Exact name of registrant as specified in it charter)

Nevada	13-3183646
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8/F Beicang Building, 76 Jianshe North Road, Taiyuan City, Shanxi Province, People’s Republic of China 030013
(Address of principal executive offices)

0086-351-4656727
(issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated  filer ☐    Accelerated filer ☐   Non-accelerated filer ☒

The registrant is a shell company (Check one): Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 15, 2007, the issuer had 999,066,260 shares of common stock, $.001 par value, outstanding.

INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Consolidated Condensed Financial Statements
As of and For the Three Months ended March 31, 2007 and 2006

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-4

Consolidated Statements of Changes in Stockholders' Equity	F-5

Consolidated Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements (unaudited)	F-7

Item 2. Management’s Discussion and Analysis of Financial Conditions
and Results of Operation.	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4. Controls and Procedures.	10

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.	10

Item 1A. Risk Factors.	10

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	10

Item 3. Defaults upon Senior Securities.	10

Item 4. Submission of Matters to a Vote of Securities Holders.	10

Item 5. Other Information.	11

Item 6. Exhibits	11

Signatures	12

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Quarterly Report on Form 10-Q (“Form 10-Q”) for Beicang Iron & Steel, Inc., other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Such risks include, among others, the following: international, national and local general economic and market conditions: our ability to sustain, manage or forecast our growth; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations. As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or “Beicang” or the “Company” means Beicang Iron & Steel, Inc. and its subsidiaries.

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BEICANG IRON & STEEL, INC.
CONSOLIDATED BALANCE SHEETS
AT OF MARCH 31, 2007 AND DECEMBER 31, 2006
(Amounts expressed in U.S. Dollars)

	March 31	December
	2007	31, 2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$548,772	$475,975
Bills receivable	1,768,610	81,868
Trade receivables, net of allowance for doubtful accounts of $106,684 and $106,684 at March 31, 2007 and December 31, 2006 respectively	1,327,476	1,703,276
Trade receivables - related parties (note 16)	2,194,154	2,845,982
Inventories (note 5)	903,554	1,295,334
Prepayment and deposits (note 6)	322,656	420,106
Other receivables (note 7)	155,217	62,818
Prepaid land use right (note 8)	10,073	10,073
Due from related parties (note 16)	2,300,348	3,377,370

Total current assets	9,530,860	10,272,802

Prepaid land use right, net of current portion (note 8)	471,646	474,232
Property, plant and equipment, net (note 9)	4,987,760	4,967,210
Construction in progress	345,321	161,580

Total assets	$15,335,587	$15,875,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$1,980,811	$2,619,526
Trade payables - related parties (note 16)	3,705,457	1,926,438
Deposits received from customers	302,938	207,408
Accrued expenses (note 10)	1,484,744	1,260,721
Other payables (note 11)	1,649,291	1,857,765
Other short-term loans (note 12)	1,893,815	1,855,069
Value-added tax payable	1,013,745	2,167,229
Due to related parties (note 16)	1,629,852	1,912,251

Total current liabilities	13,660,653	13,806,407

Commitments and Contingencies (Note 18 and 19)

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC.
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006 (CONTINUED)
(Amounts expressed in U.S. Dollars)

	March 31	December
	2007	31, 2006
	(Unaudited)	(Audited)

Stockholders' Equity
Preferred stock - 50,000,000 authorized:
Series A, $0.001 par value; 23,000 shares issued
and outstanding, 7% cumulative, each convertible into
40 shares of common stock (note 13)	$23	$23
Series B, nil issued	-	-
Common stock, $0.001 par, 1,000,000,000 shares
authorized, 999,066,260 issued and outstanding (note 13)	999,066	999,066
Additional paid-in capital	3,134,607	3,134,607
Statutory reserves (note 14)	24,713	24,713
Accumulated other comprehensive income	177,435	175,491
Accumulated loss	(2,660,910)	(2,264,483)

Total Stockholders' Equity	1,674,934	2,069,417

Total Liabilities and Stockholders' Equity	$15,335,587	$15,875,824

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Amounts expressed in U.S. Dollars)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Audited)

Revenue	$4,210,874	$6,182,353
Revenue - related parties	6,542,751	4,536,338

Total revenue	10,753,625	10,718,691
Cost of goods sold	(10,360,292)	(8,940,346)

Gross profit	393,333	1,778,345

Operating expenses
Selling expenses	(246,768)	(201,390)
General and administrative expenses	(307,084)	(793,178)

Total operating expenses	(553,852)	(994,568)

Profit (loss) from operations	(160,519)	783,777

Other income (expenses)
Sundry income (expenses), net	(90,274)	165,381
Finance costs	(145,634)	(68,469)

Total other income (expenses)	(235,908)	96,912

(Loss) Profit before income taxes	(396,427)	880,689

Provision for income taxes (note 15)	-	-

Net (loss) profit	(396,427)	880,689

Other comprehensive income
Foreign currency translation adjustment	1,944	6,820

Comprehensive (loss) income	$(394,483)	$887,509

Weight average number of shares
- Basic and diluted	999,066,260	899,196,930

(Loss) earnings per share
- Basic and diluted	$(0.000)	$0.001

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in U.S. Dollars)

						Statutory reserves
					(Accumulated		Statutory	Accumulated
	Common stock		Preferred	Additional paid-in	loss) / Retained	Statutory surplus	common welfare	other comprehensive
	Shares	Amount	stock	capital	earnings	reserve	reserve	income	Total
Balance at January 1, 2006 (Audited)	899,196,930	$899,197	$-	$4,634,862	$69,134	$16,475	$8,238	$30,093	$5,657,999

Effects of merger	99,869,330	99,869	23	(1,501,117)	-	-	-	-	(1,401,225)
Contribution by stockholder	-	-	-	862	-	-	-	-	862
Net loss	-	-	-	-	(2,333,617)	-	-	-	(2,333,617)
Effect of foreign currency translation	-	-	-	-	-	-	-	145,398	145,398

Balance at December 31, 2006 (Audited)	999,066,260	999,066	23	3,134,607	(2,264,483)	16,475	8,238	175,491	2,069,417

Net loss	-	-	-	-	(396,427)	-	-	-	(396,427)
Effect of foreign currency translation	-	-	-	-	-	-	-	1,944	1,944

Balance at March 31, 2007 (Unaudited)	999,066,260	$999,066	$23	$3,134,607	$(2,660,910)	$16,475	$8,238	$177,435	$1,674,934

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Amounts expressed in U.S. Dollars)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities
Net (loss) profit	$(396,427)	$880,689
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	112,263	105,413
Amortization	2,586	2,215
(Increase) Decrease in assets
Bills receivable	(1,686,742)	1,491,497
Prepayment and deposits	97,450	(519,832)
Trade receivable, net	1,027,628	4,304
Inventories	391,780	12,914
Other receivables	(92,399)	(53,148)
Increase (Decrease) in liabilities
Bills payable	-	(1,491,465)
Trade payable	1,140,304	(1,297,476)
Deposits received from customers	95,530	486,405
Accrued expenses	224,023	915,239
Other payables	(208,474)	254,227
Value-added tax payable	(1,153,484)	529,604

Net cash (used in) provided by operating activities	(445,962)	1,320,586

Cash flows from investing activities
(Advances to) repayment from related parties	1,077,022	(2,078,101)
Purchase of property, plant and equipment	(132,813)	(45,444)
Additions to construction in progress	(183,741)	-
Payment of deposits for property, plant and equipment	-	(204,168)

Net cash provided by (used in) investing activities	760,468	(2,327,713)

Cash flows from financing activities
Contribution by stockholder	-	221,430
Advances from (repayment to) related parties	(282,399)	1,606,702
Inception of other loans	38,746	-
Repayment of other loans	-	(114,338)

Net cash (used in) provided by financing activities	(243,653)	1,713,794

Effect of foreign currency translation	1,944	6,867

Net increase in cash and cash equivalents	72,797	713,534

Cash and cash equivalents, beginning of year	475,975	158,348

Cash and cash equivalents, end of year	$548,772	$871,882

Supplemental disclosure information
Finance costs paid	$145,634	$68,469

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006

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

As a result of the Merger, the former stockholder of EGIG beneficially owns approximately 90% of Beicang or the combined company’s issued and outstanding Common Stock, and our control has changed. Members of Alpha’s prior management tendered their resignation effective upon the effectiveness of the Merger. Prior to their resignation, they appointed Mr. Beicang Hou (former shareholder and director of EGIG) as our sole officer and director.

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

The Company’s consolidated assets do not include any collateral for PL or FS’s obligations. The carrying value of the total assets of PL and FS as of March 31, 2007 was $18,787,193 and there was no pledge or collateral of its assets. Furthermore, PL or FS’s creditors do not have recourse to the general credit of the Company.

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

2.  GOING CONCERN AND MANAGEMENT PLAN

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of March 31, 2007, the Company had a net working capital deficiency of $4,129,793 that indicates the Company may need additional financing to meet cash requirements for its operations to continue as a going concern.

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

The Group’s financial instruments primarily consist of cash, accounts receivable, other receivables, notes receivable, accounts payable, receipt in advance, accrued expenses, other payables, bank loans, short-term loans, government loans, and short-term related party loans.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments and that the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective period ends.

d.	Cash and cash equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less.

e.	Trade and other receivables

Trade receivable are recognized and carried at original invoiced amount less an allowance for any doubtful amounts. An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company generally does not require collateral from its customers.

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

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had other comprehensive income of $1,944 and $6,820 for the period ended March 31, 2007 and 2006, respectively which mainly arose from the changes in foreign currency exchange rates.

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

o.	Loss / earnings per share

Loss / earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the period ended March 31, 2007 and 2006, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

p.	Foreign currency translation

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2007	December 31, 2006	March 31, 2006
Balance sheet items, except for the registered and paid-up capital, as of period/ year end	USD0.1279:RMB1	USD0.1279:RMB1	USD0.1248:RMB1
Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows for the period/ year	USD0.1287:RMB1	USD0.1252:RMB1	USD0.12428:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q.	Related parties

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

r.	Recently issued accounting standards

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

r.	Recently issued accounting standards (Continued)

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

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of March 31, 2007 and December 31, 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of March 31, 2007 and December 31, 2006, the Company’s bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the periods ended March 31, 2007 and 2006, all of the Company’s sales arose in the PRC. In addition, all accounts receivable as of March 31, 2007 and December 31, 2006 also arose in the PRC.

Details of the customers accounting for 10% or more of the Company’s revenue are as follows:

	March 31,	March 31,
	2007	2006
	(unaudited)	(unaudited)

Company A	$5,551,055	$4,536,338
Company B	497,114	1,549,043
Company C	1,374,005	-

Details of customers accounting for 10% or more of the Company’s accounts receivable are as follows:

	March 31,	December 31,
	2007	2006
	(unaudited)	(audited)

Company A	$1,485,865	$-
Company B	429,649	-
Company D	597,006	-
Company E	533,457
Company F	-	2,795,985

5.	INVENTORIES

Inventories consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)

Raw materials	$448,137	$832,692
Finished goods	340,868	356,199
Consumables	114,549	106,443
	$903,554	$1,295,334

6.	PREPAYMENT AND DEPOSITS

Prepayment and deposits consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)

Purchase deposits for raw materials	$230,196	$409,504
Other	92,460	10,602
	$322,656	$420,106

7.	OTHER RECEIVABLES

Other receivables consist of the following:
	March 31, 2007	December 31, 2006
	(unaudited)	(audited)

Non-interest bearing, unsecured receivables	$46,471	$55,439
Tax recoverable	53,229	-
Cash advances to staff and salespersons for normal business purposes	55,253	6,253
Others	264	1,126
	$155,217	$62,818

8.	PREPAID LAND USE RIGHT

The Group has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the property facility. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are being amortized on the straight-line method over the term of the land use rights of 50 years.

The expected amortization of the prepaid land use rights over each of the next five years and thereafter are summarized as follows:

Total prepaid land use rights as of March 31, 2007	$481,719
Less: Current portion	(10,073)
Long-term portion	$471,646

Amortization expense was $2,586 and $2,215 for the period ended March 31, 2007 and 2006, respectively.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)

Plant and machinery	$1,727,294	$1,718,761
Building	3,907,528	3,836,333
Motor vehicles	208,403	161,965
Office equipment	198,801	192,154
	6,042,026	5,909,213
Less: Accumulated depreciation and impairment losses	(1,054,266)	(942,003)
	$4,987,760	$4,967,210

The depreciation expenses on property, plant and equipment were $112,263 and $105,413 for the periods ended March 31, 2007 and 2006, respectively.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)

Social securities insurance	$185,475	$334,218
Accrued welfare	168,725	168,254
Loan interest expenses	547,505	210,016
Other operating expenses	583,039	548,233
	$1,484,744	$1,260,721

The Company accrued staff welfare based on 14% of its payroll, for the purposes of expenditures for the employee facilities and collective welfare of the Company’s employees in accordance with the accounting practice generally accepted in the PRC.

The Company has not accrued compensated absences because the amount is immaterial.

11.	OTHER PAYABLES

Other payables consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)

Payables for construction and machinery	$74,666	$132,928
Non-interest bearing, unsecured borrowings without fixed repayment date	1,574,625	1,724,837
	$1,649,291	$1,857,765

12.	OTHER LOANS

Other loans consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)

24% loans, without fixed repayment date	$383,700	$473,297
18% loans, without fixed repayment date	789,399	789,511
15% loans, without fixed repayment date	208,477	208,507
8% loans, without fixed repayment date	38,370	38,375
Interest-free loans, without fixed repayment date	473,869	345,379
Total other loans	1,893,815	1,855,069
Less current maturities	(1,893,815)	(1,855,069)
Total long-term loans	$-	$-

All of the above other loans are unsecured and denominated in Renminbi.

13.	SHARE CAPITAL

(a)	Preferred stock

The Company as of March 31, 2007 and December 31, 2006 had 20,000,000 shares of authorized preferred stock, out of which 23,000 shares remain designated as Series A, $0.001 par value, 7% cumulative convertible preferred stock ("Series A").

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

On December 31, 2003, PL and FS established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $16,475 and common welfare fund of $8,238 as of both March 31, 2007 and December 31, 2006.

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

However, PL has been approved as a new enterprise in an underdeveloped area and granted a tax holiday for the years up to 2006.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	2007	2006

U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	33%	33%
Tax holiday	-	(33%)
Tax holiday not recognized	(33%)	-
Provision for income tax	-	-

Bestlink and FS had accumulated losses of $1,899,927 and $945,617 as of March 31, 2007, and December 31, 2006 respectively. A full valuation allowance has been provided for the deferred tax assets in respect of such losses, as it is more likely than not that such deferred tax assets will not be realized by sufficient future taxable profits.

15.	INCOME TAXES (Continued)

The net deferred tax amounts included in the Company’s balance sheets as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)

Deferred tax assets arising from net operating losses	$939,000	$811,000
Less: Valuation allowance	(939,000)	(811,000)
	$-	$-

16.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Related party trade receivables and payables

Included in accounts receivable and payables at the balance sheet dates were trade receivables and trade payables to the following related parties:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Trade receivables:
Pinglu Changlong Tegang Lu Liao Co. Ltd., under control by Mr. Li Zhenguan, a director of PL	$138,283	$49,997
Shanxi RongChang Trade Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	-	2,795,985
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	597,006	-
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	1,458,865	-
	$2,194,154	$2,845,982
Trade payables:
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	$1,717,986	$1,765,223
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	1,826,279	-
Shanxi Haixin Material Trading Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	161,192	161,215
	$3,705,457	$1,926,438

Trade accounts receivable from and payable to related parties arose from sales to and purchases from those related companies in the ordinary course of the Company’s business.

16.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Continued)

(b)	Related party receivables and payables

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Amounts due from related parties:
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	$1,957,629	$3,033,603
Mr. Ren Yaoting, a director of PL	343,719	343,767
	$2,301,348	$3,377,370
Amount due to related parties:
Shanxi Changchi Enterprise Co. Ltd., under common control of Mr. Beicang Hou, a director of the Company	$-	$476,404
Mr. Beicang Hou, CEO and director of the Company	1,629,852	1,435,847
Mr. Li Zhenguan, a director of PL	-	-
	$1,629,852	$1,912,251

Balances with related parties represent advances to or loans from the respective related parties, are interest free, unsecured, and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

(c)	Other transactions

	Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Sales to related parties:
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	$5,551,055	$4,536,338
Pinglu Changlong Tegang Lu Liao Co. Ltd., under control of Mr. Li Zhenguan, a director of PL	47,346	-
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	944,350	-
	$6,542,751	$4,536,338

16.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Continued)

	Three months ended March 31,
	2007		2006
Purchases from related parties:	(unaudited	)	(unaudited	)
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	$5,290,016		$3,566,641
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	3,499,289		-
	$8,789,305		$3,566,641

17.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

We are presently a party in two legal proceedings, one before the Colorado State Court (the "Colorado Lawsuit") initiated in November 2004, and the other before the U.S. District Court for the Central District of California (the "California Lawsuit") initiated in May 2005. The Colorado Lawsuit is entitled: Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, Jian Wang, and Alpha Sky Investment LTD. (Case Number 04 CV 9819). The California Lawsuit is entitled: Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, the United States Securities and Exchange Commission and Does 1-10 (Case No. CV05 3295DT(RCx)). We became a plaintiff in both of these lawsuits at the direction of two former directors, Terrence Sien and Brian Brick. Both lawsuits concern events related to or that transpired from a share exchange transaction we entered into with Alpha Sky Investment Limited (“ASI”), a British Virgin Islands company in 2001 (the “ASI Share Exchange Transaction”).

Tridon Trust (“Tridon”), a shareholder of the Company, is a plaintiff in both the Colorado Lawsuit and the California Lawsuit,, and Paul Ebeling, a former officer and director of the Company, may occupy a position of management with Tridon. Two of the Company’s former directors, Xuedong Hu and Jian Wang, are defendants in the Colorado Lawsuit, and Mr. Hu is also a defendant in the California Lawsuit.

On or about September 28, 2004, Messrs. Brick and Sien, two of the Company’s then directors, allegedly gave notice to the remaining two directors, Messrs. Wang and Hu, that the board would hold a special meeting October 1, 2004. Messrs. Hu and Wang deny they received any such notice.

On October 1, 2004, a special meeting of the Company’s board of directors was purported to have been convened by Messrs. Brick and Sien. They were the only directors who attended and they declared a quorum, despite the fact that only 2 of the 4 directors were in attendance. At this alleged meeting, the attending directors voted in favor of resolutions "accepting" the resignations of Mesrs. Hu and Wang from their positions as directors. Messrs. Wang and Hu deny that they ever tendered such resignations and to date, no letters of resignation from them have been produced. The attending directors then proposed and voted in favor of resolutions removing Mr. Hu as our CEO and authorizing the filing of the Colorado Lawsuit on November 29, 2004, and adjourning and reconvening the board meeting to October 15, 2004.

For a greater discussion concerning the backgrounds and procedural histories of both the Colorado Lawsuit and the California Lawsuit, please refer to our Current Report on Form 8-K that was filed with the Securities & Exchange Commission (“Commission”) on November 2, 2006, which is incorporated by reference herein.

The Colorado Lawsuit.

On March 18, 2005, the Colorado District Court Judge entered an order in open court (the “Order”), the substance of which is attached to our Form 8-K filed with the SEC on or about April 7, 2005. In summary, the Order directed that a special meeting of the shareholders be held and affirmed Mr. Hu’s right to vote at the meeting as a shareholder. The Order also dismissed two of the claims asserted in Tridon’s complaint. The Order was reduced to writing (the “Written Order”), and the Judge signed the Written Order on March 30, 2005. On March 25, 2005, Tridon filed a voluntary notice of dismissal of its claims in the Colorado Lawsuit. Subsequent to the Written Order on March 30, 2005, Tridon filed a motion asking the Court to vacate its Order and declare that it lacked jurisdiction as a result of the notice of dismissal. In the filings, Tridon claimed that its voluntary notice of dismissal removes the Court's authority to sign the Written Order, and that the Order was not valid until it was reduced to writing and signed. Mr. Hu, Mr. Wang, and ASI filed responses to the Tridon filings, arguing that the Written Order entered by the Court remains valid. On May 11, 2005, the Court issued a second order (the “Second Order”) stating that the Order was entered March 18, 2005, prior to Tridon’s voluntary dismissal, and that the Court retained jurisdiction to sign and enforce the Written Order.

Tridon filed a Notice of Appeal with the Colorado Court of Appeals (the “Appellate Court”) on June 15, 2005. As a result of the Notice of Appeal filed by Tridon, the caption of the case before the Colorado Court of Appeals became Alpha Spacecom, Inc. and Tridon Trust, Appellants; Xuedong Hu, Jian Wang, Alpha Sky Investment Company Limited, Appellees; Case Number 05 CA 1244, Colorado Court of Appeals. In its brief to the Appellate Court, Tridon argues that the lower court lacked any jurisdiction to sign the Written Order. In response, Mr. Hu, Mr. Wang and ASI submitted a brief asking the Appellate Court to affirm the lower court’s orders.

On February 22, 2007, the Appellate Court partially affirmed the Order, agreeing with the lower court with respect to the special meeting of the shareholders. We interpret this ruling to mean that the actions we have taken since the issuance of the Order, including the special meeting of the shareholders and the subsequent Merger with EGIG, were validly undertaken. However, the Appellate Court invalidated and vacated the portion of the Order dismissing Tridon’s two causes of action. A copy of the Appellate Court’s ruling is attached as an exhibit to our Current Report on Form 8-K filed with the Securities & Exchange Commission (“Commission”) on March 16, 2007.

On or about March 8, 2007, Tridon filed a Petition for Rehearing with the Appellate Court. As of the date of this report, the Petition for Rehearing is still pending. Tridon also filed a Petition for Rule To Show Cause with the Colorado Supreme Court on June 15, 2005 (Case No. 05SA180). On June 22, 2005, the Colorado Supreme Court denied the Tridon’s petition.

The California Lawsuit

The California Lawsuit was filed by Tridon on May 3, 2005 with the Federal District Court located in Los Angeles, California, and originally sought damages for alleged fraud and misrepresentations leading up to the closing of the ASI Share Exchange Transaction and sought to rescind the agreement underlying the ASI Share Exchange Transaction. Alpha Spacecom Company Limited (“ASCL”), which was a subsidiary of the Company as a result of the ASI Share Exchange Transaction, was also named as a defendant.

In response, Mr. Hu and ASCL filed a motion to dismiss Tridon’s complaint in its entirety. Prior to the date set for hearing, the attorney representing Tridon filed a First Amended Complaint on behalf of Tridon and purportedly on behalf of the Company. The First Amended Complaint changed all of the claims alleged in the complaint, dismissed ASI and ASCL as defendants, and added the Company as a plaintiff and the Securities and Exchange Commission (“SEC”) as a defendant (although the SEC has since been dismissed as a defendant). We did not, however, authorize the California Lawsuit.

The First Amended Complaint seeks to have the Court declare invalid the actions that were taken at a special meeting of our shareholders on June 13, 2005, based upon allegations that the Notice of Meeting & Proxy Statements issued by us for the special meeting was not properly sent to all shareholders of record and failed to contain a copy of our annual report. Additionally, while the First Amended Complaint does not ask the Court to make any determination of stock ownership, it nevertheless contains allegations regarding the ownership rights in approximately 9,555,553 shares of our Series B preferred convertible stock (the “Series B Preferred Shares”) previously issued pursuant to the ASI Share Exchange Transaction. Specifically, the First Amended Complaint asserts that Mr. Ebeling, a former officer and director of the Company when it was known as Tridon Enterprises, obtained ownership of the Series B Preferred Shares. Mr. Ebeling is not a party to the California Lawsuit and has not filed any action in any court seeking to declare ownership in the Series B Preferred Shares.

In response to the First Amended Complaint, Mr. Hu filed a motion seeking a judgment based upon the pleadings in the case, and asking the Court to dismiss the case based upon federal legal doctrines. The Court has continued the hearing for this motion, originally scheduled for September 18, 2006, to October 2, 2008, and has taken Mr. Hu’s motion under advisement. Essentially, the Court is staying the California Lawsuit pending the final decision of the Appellate Court in the Colorado Lawsuit, and as of the date of the issuance of these financial statements, the stay is in effect. If the outcome of the Colorado Lawsuit favors the defendants, the California Lawsuit can be dismissed.

If the Court in either of the Colorado Lawsuit or the California Lawsuit ultimately finds for the plaintiffs, a range of remedies, including those under equitable (fairness) theories, may be imposed. At the present time, we do not know what relief might be imposed in that event, but it could include voiding the actions taken at the special meeting of the shareholders on June 15, 2005 as well as the Merger. As neither matter has been fully litigated at this time, however, the Company believes that shareholders and potential investors should not rely on Tridon’s allegations, including those relating to the Series B Preferred Shares.

The Series B Preferred Shares

Mr. Ebeling’s ownership claim over the Series B Preferred Shares is in direct conflict with the Court’s orders that are in place in the Colorado Lawsuit. Mr. Ebeling claims to have acquired ownership of the Series B Preferred Shares through stock powers effective May 31, 2005. Prior to that time, two press releases were issued on March 18, 2005 and April 12, 2005, both without proper authorization from the Company. The March 2005 press release states that 9.55 million shares of the Series B Convertible Preferred Stock were returned by an individual to the Company and cancelled. The April 2005 press release states that the Series B Preferred Shares were returned to us on June 21, 2004. The Company believes that shareholders and potential investors should not to rely on the Schedule 13D filed by Mr. Ebeling with the SEC, prior press releases issued through PR Newswire or information contained the Company’s web site, as it is not under the control of our current management.

The Company has recently received a request to convert some shares of Series B Convertible Preferred stock from a representative associated with Tridon. As these shares do not appear to have been lawfully issued, the Company has declined to convert them to common stock and has requested these purported shareholders to provide information concerning the issuance of these shares. As of the date of the issuance of these financial statements, the Company has not received any response to its request.

Except for the above, there are no other legal proceedings pending or threatened against the Company as of the date of the issuance of these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Results of Operation

General Forward Looking Statements

Certain statements in the Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

As used in this Form 10-Q, unless the context requires otherwise, “we” or “us” or “Beicang” or the “Company” means Beicang Iron & Steel, Inc. and its subsidiaries.

Overview

Beicang Iron & Steel, Inc. (“Beicang” or the “Company”), was incorporated in Colorado under the name “Turco Computer Systems, Inc.” 1993. In February 2002, the Company changed its name to “Alpha Spacecom, Inc.” In June 2005, the Company reincorporated as a Nevada corporation after merging with our wholly owned subsidiary, Alpha Spacecom, Inc., a Nevada corporation. In October 2006, the Company further changed its name to “Beicang Iron & Steel, Inc.” to reflect its current business operations. We are in the refinery business, producing ferrochromium alloy and pelletized ores, which are raw materials for making steel and iron.

On April 8, 2006, we entered into a merger agreement (the “Merger Agreement”) with East Glory Investments Group, Ltd., a Cayman Islands company (hereinafter “EGIG”). Under the terms of the Merger Agreement, we issued an aggregate of 899,196,930 shares of our common stock to the sole shareholder of EGIG in exchange for all of the issued and outstanding shares of EGIG’s common stock, and EGIG merged with and into the Company (the “Merger”), with the Company as the surviving company. Upon the closing of the Merger, and the former sole shareholder of EGIG beneficially own approximately 90% of the issued and outstanding shares of our common stock.

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

Since their inceptions, EGIG, Trinity Link and Bestlink have not carried any substantive operations of their own. Through a series of contractual arrangements, however, Bestlink operates, controls and beneficially owns the businesses of two companies in China that refine the raw materials for iron and steel: Pinglu County Changhong Ferroalloy Co., Ltd. (“PL”), which produces ferrochromium alloy, and Fanshi County Xinyu Iron Resources Co., Ltd. (“FS”), which produces pelletized ores. Accordingly, the Company consolidates the results, assets and liabilities of PL and FS in the accompanying financial statements.

Recent Developments

During the first quarter of fiscal year 2007 and continuing through May 18, 2007, we have experienced fluctuation in our operations at FS and PL. Due to the steep rise in the price of iron ore (the source material for our primary raw material) beginning in February 2007, FS experienced high production costs and operative losses for the three months ended March 31, 2007, despite increased volume in production and sales of pelletized ores. As a result, FS stopped producing pelletized ores beginning April 1, 2007 to avoid further operative losses, and is instead undergoing a technique innovation program and undertaking equipment repairs and maintenance. As of May 18, 2007, FS has not restarted its production of pelletized ores. However, we expect the price of iron ores to normalize after June 2007, and plan to start production at FS immediately thereafter. At such time, we expect that our production results will benefit from the technique innovation program and the repairs and maintenance that we are currently implementing.

During the first quarter of fiscal year 2007, PL produced ferrochromium alloy from the two 6,300 kilo volt-amp (KVA) ore-heating furnaces that we own, but not from the 12,500 KVA ore-heating furnace that we were leasing while we were negotiating with its owner, Yuncheng Yunneng Electric-power Industrial Co., Ltd. (“Yunneng”), to renew the lease. As of May 18, 2007, we continued to negotiate with Yunneng. Prices of raw materials for ferrochromium alloy also saw sharp rises during January and February of 2007, resulting in increased production costs for and operative losses by PL during these two months. PL’s revenue in March 2007, however, made up for the earlier losses, and we expect PL’s revenue to continue improving in the second quarter of 2007. We also anticipate on renewing the lease with Yunneng sometime during the second quarter of 2007, after which time PL’s production of ferrochromium alloy can be expected to increase 1,200 tons monthly, which will greatly increase PL’s profitability.

Currency Conversion and Exchange

The value of Renminbi (“RMB”) against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, or PBOC, which are set daily based on the previous day’s PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable.

On July 21, 2005, however, PBOC announced a reform of its exchange rate system. Under the reform, RMB is no longer effectively linked to US dollars but instead is allowed to trade in a tight 0.3% band against a basket of foreign currencies. If the RMB were to increase in value against the U.S. dollar, for example, mainland Chinese consumers would experience a reduction in the relative prices of goods and services, which may translate into a positive increase in sales. On the other hand, a decrease in the value of the RMB against the dollar would have the opposite effect and may adversely affect our results of operations. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payments. For example, an appreciation of RMB against the U.S. dollars would make any new RMB denominated investments or expenditures more costly to us, to the extent that we need to convert U.S. dollars into RMB for such purposes.

Critical Accounting Policies and Estimates

See Note 3 of the Notes to Condensed Consolidated Financial Statements (unaudited).

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

Results of Operations - Three Months ended March 31, 2007 as Compared to Three Months Ended March 31, 2007

Three Months Ended
March 31,	2007	2006	Change
Revenues	$10,753,625	$10,718,691	0.32%
Cost of goods sold	(10,360,292)	(8,940,346)	15.88%
Gross profit	393,333	1,778,345	(77.88)%
Selling expenses	(246,768)	(201,390)	22.53%
Research and development expenses	25,836	0	100%
General and Administrative Expenses	(307,084)	(793,178)	(61.28)%
Net Income	(396,427)	880,689	(145)%

Sales. During the first quarter of 2007, sales increased from $10.72 million to $10.75 million, representing an increase of 0.32% compared to the first quarter of 2006. The increase in sales was primarily attributable to our business operation at FS. As the result of improved efficiency both in our pelletized ore production and cash flow management, we produced, and sold, more pelletized ores during the first quarter of 2007 as compared to the same period last year. On the other hand, we produced less ferrochromium alloy in the first quarter of 2007 as compared to the same period in 2006, as PL operated the two 6,300 kilo volt-amp (KVA) ore furnaces that we own while production from the leased 12,500 KVA ore furnace ceased pending negotiations for the continuation of the lease of this furnace. Consequently, our sales of ferrochromium alloy decreased as we had less of this product to sell in the first quarter of 2007 as compared to the first quarter of 2006.

Cost of Sales. Cost of sales increased from $8.94 million to $10.36 million in the first quarter of 2007 as compared to the same period in 2006, primarily due to the dramatic price increases for some of our raw materials, specifically refined iron mine powder, a key component of pelletized ores, and chromium ores, the principle ingredient of ferrochromium alloy. Cost of sales as a percentage of net sales, increased from 83.41% in the first quarter of 2006 to 96.34% in the first quarter of 2007 because we maintained the pricing of our products despite the increase in our cost of goods.

Operating Expenses. Total operating expenses decreased 44.31% to $553,852 in the first quarter of 2007, from $994,568 in the first quarter of 2006, as our increases in selling expenses and in research and development expenses were offset by a significant decrease in general and administrative expenses.

Selling expenses increased 22.53% to $246,768 in the first quarter of 2007, from $201,390 in the first quarter of 2006, in order to maintain our competitiveness in the marketplace. We produced and shipped more pelletized ores during the period ended March 31, 2007 than during the same period in 2006, thereby incurring more transportation and related costs.

Research and development expenses increased 100% to $25,836 in the first quarter of 2007, from $0 in the first quarter of 2006, as we acquired equipments and materials to work on improving our production techniques and efficiency.

General and administrative expenses decreased 61.28% to $307,084 in the first quarter of 2007, from $793,178 in the first quarter of 2006 because of reduced spending in certain office expenses including travel and communication. In addition, expenses associated with being a public company and related professional expenses were less for the first quarter of 2007 as compared to the same period in 2006.

Net (Loss) /Profit. We recorded a net loss of $396,427 in the first quarter of 2007, or basic and diluted loss of $0.00039 per share, as compared to net profit of $880,689 in the same period of 2006, or basic and diluted profit of $0.001 per share.

Liquidity and Capital Resources

Cash Flows. We have funded our operations through the first quarter of 2007 primarily through shareholder’s paid in capital and raw materials provided by related parties, Shanxi Changchi Enterprise Limited (“Changchi”), which is under the control of Mr. Beicang Hou, our CEO and Chairman,, and Pinglu Changsheng Stainless Steel Material Co., Ltd. (“Changsheng”), which is under the control of Mr. Yaoting Ren, a director of PL, Net cash flow used in operations was $445,962 in the first quarter of 2007, as compared to net cash flow of $1,320,586 provided by operations in the first quarter of 2006. Use of cash flow was primarily related to purchase of raw materials.

Net cash flow provided by investing activities was $760,468 for the first quarter of 2007 as compared to $2,327,713 used in investing activities for the first quarter of 2006. Net cash flow provided by investing activities related to repayment from related parties.

For the first three months of 2007, net cash flow used in financing activities was approximately $243,653, as compared to $1,713,794 in net cash flow provided by financing activities during the same period of 2006 Net cash flow used in financing activities relate to _repayment to related parties.

Working Capital Requirements. Current liabilities exceed current assets at March 31, 2007 by approximately $4,129,793, an increase of $596,188 from December 31, 2006. The ratio of our current assets to our current liabilities was 69.779% at March 31, 2007 and it was 74.41% at December 31, 2006. At March 31, 2007, our current assets of approximately $9,530,860 included approximately $903,554 in inventory that was funded by advance from related parties and paid-in capital from shareholders.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effect of Fluctuation in Foreign Exchange Rates

Our operating subsidiaries are located in China, and our Company buys all raw materials in China and sells all our products in China using Chinese Renminbi as the functional currency. The Company had other comprehensive income of $1,944 and $6,820 for the periods ended March 31, 2007 and 2006, respectively, as a result of changes in foreign currency exchange rates.

Inflation

Although management expects that our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the three month period ended March 31, 2007.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rates. Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At March 31, 2007, we had approximately $548,772 million in cash and cash equivalents. A hypothetical 6,39%decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates. Our sales are principally in Renminbi (“RMB”). The translation of RMB amounts into US dollars are for reference purposes only. The People’s Bank of China, or PBOC, sets and publishes daily a base exchange rate with reference primarily to the supply and demand of RMB against the US dollar in the market during the prior day. PBOC also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of RMB into foreign currency for current amount items, conversion of RMB into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. RMB which had been tightly pegged at RMB 8.28 for US $1 for the previous decade, was revalued on July 21, 2005 to RMB 8.11 for US $1 following the removal of the peg to the US dollar and partly in response to pressure from the United States government. PBOC also announced that the RMB would float according to a basket of foreign currencies, rather then being strictly pegged to the US dollar, and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. The translation of RMB amounts in this report on Form 10-Q is not a representation that the RMB amounts could actually be converted into US dollars at that rate or at any other rate on that date or on any other date, and does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by PBOC. Approval of foreign currency payments by PBOC or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. As a result, we are exposed to risk of foreign exchange rate changes that will result from any change in the PRC governmental policies with regard to currency exchange and remittance abroad. However, see the section titled “Risk Factors - Fluctuation in the value of RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer who is also our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer, who is also our Chief Financial Officer, has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings described in Form 10-KSB filed May 18, 2007 except as noted in Footnote 18 to the financial statements in this document.

Item 1A. Risk Factors

There have been no material changes in our business, operations or prospects that would require a change to the Risk Factor disclosure included in our most recent Annual Report on Form 10-KSB that have not already been disclosed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEICANG IRON & STEEL, INC.
(Registrant)

Date: May 21, 2007	By:	/s/ Beicang Hou
Beicang Hou Chief Executive Officer, Chief Financial Officer, and sole Director