Form 10-Q
period 2007-06-30
BEICANG IRON & STEEL INC
filed 2007-08-20
CIK 763245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

0086-351-4656727
(issuer’s telephone number)

______________________________________________________________
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 10, 2007, the issuer had 999,066,260 shares of common stock, $.001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Pages

Unaudited Consolidated Balance Sheet	5-6

Unaudited Consolidated Statements of (Operations) Income and Other Comprehensive Income	7

Unaudited Consolidated Statements of Changes in Stockholders' Equity	8

Unaudited Consolidated Statements of Cash Flows	9

Notes to Unaudited Consolidated Financial Statements	10-25

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007 AND DECEMBER 30, 2006
(Amounts expressed in U.S. Dollars)

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
ASSETS
Current assets
Cash and cash equivalents	$141,496	$475,975
Bills receivable	157,563	81,868
Trade receivables, net of allowance for doubtful accounts of $259,762 and $106,684 at June 30, 2007 and December 31, 2006 respectively	955,949	1,703,276
Trade receivables - related parties (note 16)	2,265,257	2,845,982
Inventories (note 5)	1,666,852	1,295,334
Prepayment and deposits (note 6)	282,499	420,106
Other receivables (note 7)	97,316	62,818
Prepaid land use right (note 8)	10,340	10,073
Due from related parties (note 16)	844,820	3,377,370

Total current assets	6,422,092	10,272,802

Prepaid land use right, net of current portion (note 8)	481,609	474,232
Property, plant and equipment, net (note 9)	4,880,986	4,967,210
Construction in progress	181,611	161,580

Total assets	$11,966,298	$15,875,824

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Trade payables	$928,395	$2,619,526
Trade payables - related parties (note 16)	771,452	1,926,438
Deposits received from customers	241,507	207,408
Accrued expenses (note 10)	1,066,397	1,260,721
Other payables (note 11)	2,378,536	1,857,765
Other short-term loans (note 12)	1,390,493	1,855,069
Value-added tax payable	1,084,353	2,167,229
Due to related parties (note 16)	3,167,556	1,912,251

Total current liabilities	11,028,689	13,806,407

Commitments and Contingencies (Notes 18 and 19)

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (CONTINUED)
(Amounts expressed in U.S. Dollars)

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)

Stockholders' Equity
Preferred stock - 50,000,000 authorized:
Series A, $0.001 par value; 23,000 shares issued
and outstanding, 7% cumulative, each convertible into
40 shares of common stock (note 13)	$23	$23
Series B, nil issued	-	-
Common stock, $0.001 par value, 1,000,000,000 shares
authorized, 999,066,260 shares issued and outstanding (note 13)	999,066	999,066
Additional paid-in capital	3,134,607	3,134,607
Statutory reserves (note 14)	24,713	24,713
Accumulated other comprehensive income	365,145	175,491
Accumulated loss	(3,585,945)	(2,264,483)

Total Stockholders' Equity	937,609	2,069,417

Total Liabilities and Stockholders' Equity	$11,966,298	$15,875,824

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (OPERATIONS) INCOME
AND OTHER COMPREHENSIVE INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Amounts expressed in U.S. Dollars)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$3,621,105	$5,910,833	$7,831,979	$12,093,186
Revenue - related parties	2,996,848	4,022,450	9,539,599	8,558,788

Total revenue	6,617,953	9,933,283	17,371,578	20,651,974

Cost of goods sold	(6,365,488)	(8,894,936)	(16,725,780)	(17,835,282)

Gross profit	252,465	1,038,347	645,798	2,816,692

Operating expenses
Selling expenses	(853,176)	(767,755)	(1,099,944)	(969,145)
General and administrative expenses	(293,693)	(97,430)	(600,777)	(802,922)

Total operating expenses	(1,146,869)	(865,185)	(1,700,721)	(1,772,067)

Profit (loss) from operations	(894,404)	173,162	(1,054,923)	1,044,625

Other income (expenses)
Gain on by-product sales	90,770	3,377	496	168,758
Sundry income (expenses), net	(66,702)	(19,343)	(66,702)	(19,343)
Finance costs	(54,699)	(135,785)	(200,333)	(203,891)

Total other expenses	(30,631)	(151,751)	(266,539)	(54,476)

Profit (loss) before income taxes	(925,035)	21,411	(1,321,462)	990,149

Income taxes	-	(30,278)	-	(30,278)

Net profit (loss)	(925,035)	(8,867)	(1,321,462)	959,871

Other comprehensive income	187,710	15,744	189,654	22,564

Comprehensive income	$(737,325)	$6,877	$(1,131,808)	$982,435

Weight average number of shares
- Basic			999,066,260	999,066,260

- Diluted			999,066,260	999,066,260

(Loss) earnings per share
- Basic			$(0.0013)	$0.0010

- Diluted			$(0.0013)	$0.0010

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Amounts expressed in U.S. Dollars)

						Statutory reserves
				Additional	(Accumulated loss)	Statutory	Statutory common	Accumulated other
	Common stock		Preferred	paid-in	/Retained	surplus	welfare	comprehensive
	Shares	Amount	stock	capital	earnings	reserve	reserve	income	Total

Balance at January 1, 2006 (Audited)	899,196,930	$899,197	$-	$4,634,862	$69,134	$16,475	$8,238	$30,093	$5,657,999

Effect of merger	99,869,330	99,869	23	(1,501,117)		-	-	-	(1,401,225)
Contribution by stockholder	-	-	-	862	-	-	-	-	862
Net loss	-	-	-	-	(2,333,617)	-	-	-	(2,333,617)
Effect of foreign currency
translation	-	-	-	-	-	-	-	145,398	145,398

Balance at December 31, 2006 (Audited)	999,066,260	999,066	23	3,134,607	(2,264,483)	16,475	8,238	175,491	2,069,417

Net loss	-	-	-	-	(1,321,462)	-	-	-	(1,321,462)
Effect of foreign currency
translation	-	-	-	-	-	-	-	189,654	189,654

Balance at June 30, 2007 (Unudited)	999,066,260	$999,066	$23	$3,134,607	$(3,585,945)	$16,475	$8,238	$365,145	$937,609

The accompanying notes are an integral part of these financial statements.

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(Amounts expressed in U.S. Dollars)

	Six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income (loss)	$(1,321,462)	$959,871
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Depreciation	286,830	211,762
Amortization	5,110	4,519
Loss on disposal of property, plant and equipment	1,399	-
(Increase) Decrease in assets
Bills receivable	(72,680)	894,736
Prepayment and deposits	147,003	135,004
Accounts receivable, net	1,539,925	(1,555,992)
Inventories, net	(333,352)	(100,457)
Other receivables	(32,456)	50,045
Due from related parties	4,041,157	(2,571,678)
(Decrease) Increase in liabilities:
Bills payable	-	(1,562,735)
Accounts payable	(2,932,127)	709,506
Receipts in advance	28,281	(93,364)
Accrued expenses	(224,871)	774,292
Other payables	466,170	53,802
Income tax payble	-	30,278
Value-added tax payable	(1,127,045)	225,954
Due to related parties	(219,350)	366,562

Net cash provided by (used in) operating activities	252,532	(1,467,895)

Cash flows from investing activities
Increase in construction in progress	(15,574)	-
Purchase of plant and equipment	(72,276)	(497,140)

Net cash used in investing activities	(87,850)	(497,140)

Cash flows from financing activities
Injection of additional paid-in capital	-	222,035
Repayment	(1,012,330)	-
Increase of other loans	504,607	2,450,278

Net cash provided by (used in) financing activities	(507,723)	2,672,313

Effect of foreign currency translation	8,562	4,939

Net increase in cash	(334,479)	712,217

Cash and cash equivalents, beginning of period	475,975	158,348

Cash and cash equivalents, end of period	$141,496	$870,565
Supplemental disclosure information
Finance costs paid	$200,033	$93,578

Income tax paid	$-	$-

Major non-cash transactions
Barter sales of finished goods in return of raw
materials for production.	$-	$233,631

The accompanying notes are an integral part of these financial statements.

1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Principal activities

Beicang Iron & Steel Inc. (the “Company” or “Beicang”), is a Nevada corporation engaging in the business of producing ferrochromium alloy and pelletized ores through its subsidiaries and variable interest entities in the People’s Republic of China (“PRC”).

Organization

The Company was originally incorporated in the State of Colorado in 1983 under the name "Turco Computer Systems, Inc." In February 2002, it changed its name to Alpha Spacecom, Inc. following a share exchange transaction. In June 2005, The Company became a Nevada corporation after merging with its wholly owned subsidiary, Alpha Spacecom, Inc., a Nevada corporation.

Since October 2004, the Company has been involved in an ongoing dispute concerning control of our Company, which has resulted in two separate lawsuits which are more fully described in note 19.

On April 8, 2006, the Company entered into a Merger Agreement (the “Merger Agreement”) with East Glory Investments Group, Ltd., a Cayman Islands company (hereinafter “EGIG”). Under the terms of the Merger Agreement, the Company issued an aggregate of 899,196,930 shares of common stock to the shareholders of EGIG, and in exchange, EGIG merged with and into the Company (the “Merger”), with the Company as the surviving company. Additionally, pursuant to the Merger Agreement, the Company’s Board and the holders of a majority of the Company’s capital stock approved amendments to its Articles of Incorporation by written consent, including: (1) a change of the Company’s corporate name from Alpha Spacecom, Inc. to the present name, Beicang Iron & Steel Inc., and (2) an increase in the authorized common stock of the Company from 200,000,000 to 1,000,000,000 shares. The Articles of Merger to effectuate the Merger and the Amendment to the Articles of Incorporation to effectuate the name change and to increase in authorized shares were filed with Nevada’s Secretary of State on October 25, 2006. The Company’s name change and its new trading symbol (OTCBB: BEIC) became effective on the OTC Bulletin Board also on October 25, 2006

As a result of the Merger, the former stockholder of EGIG beneficially owns approximately 90% of Beicang or the combined company’s issued and outstanding Common Stock.

As a result of the effectiveness of the Merger, the control of the Company has changed. Members of Alpha’s prior management tendered their resignation effective upon the effectiveness of the Merger. Prior to their resignation, they appointed Mr. Beicang Hou (former shareholder and director of EGIG) as the Company’s sole officer and director.

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

Subsidiaries and Variable Interest Entities (VIEs)

Pursuant to and concurrent with the Merger, Beicang has acquired all the issued and outstanding common stock of Trinity Link Holdings Limited (“Trinity Link”), which was in turn wholly owned by EGIG before the Merger. Trinity Link was incorporated under the laws of the British Virgin Islands on August 18, 2005 and holds all of the issued and outstanding share capital of Shanxi Bestlink Management Consulting Co. Ltd. (“Bestlink”), which is a wholly foreign owned enterprise incorporated under the laws of the People's Republic of China (“PRC” or “China”) on December 30, 2005.

1. DESCRIPTION OF BUSINESS AND ORGANIZATION (Continued)

Through a series of contractual arrangements, Bestlink operates, controls and beneficially owns the businesses of two companies in China that refine the raw materials for iron and steel: Pinglu County Changhong Ferroalloy Co., Ltd. (“PL”) and Fanshi County Xinyu Iron Resources Co., Ltd. (“FS”). These contractual arrangements include an Operating and Service Agreement, an Option Agreement, and a Loan Agreement. Through the Operation and Service Agreement, Bestlink has the exclusive right to advise, consult, manage and operate each of PL and FS, and to collect and own 95% of each company's revenues less operating costs. In addition, these companies and their shareholders have granted Bestlink the exclusive right and option to acquire, to the extent permitted under PRC laws, all of the shares of PL and FS, or alternatively, all of the assets of PL and FS (“Option Agreement”). In order to further reinforce the rights of Bestlink to control and operate PL and FS, the Option Agreement contains provisions under which voting control over the outstanding shares of PL and FS are vested in Bestlink and the board of directors of the Bestlink. Bestlink has also agreed to provide loans to each of PL and FS (“Loan Agreement”). The shareholders of PL and FS are not only guaranteeing the loans, but have pledged all right, title and interest in their shares of PL and FS to Bestlink. Collectively, the Operating and Service Agreement, Option Agreement, and Loan Agreement are referred to herein as the “Restructuring Agreements”.

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

As a result of the Restructuring Agreements, which obligates Bestlink to absorb a majority of the risk of loss from PL and FS's activities and enable Bestlink to receive a majority of its expected residual returns, the Company believes that PL and FS should be considered its variable interest entities (“VIE”) under FASB Interpretation No. 46(R) (“FIN 46R”), “Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51”, because the equity investors in PL and FS do not have the characteristics of a controlling financial interest and the Company, through Bestlink, should be considered the primary beneficiary of PL and FS. Accordingly, the Company believes that PL and FS's results of operations, assets and liabilities should be consolidated.

The Company's consolidated assets do not include any collateral for PL or FS's obligations. The carrying value of the total assets of PL and FS as of June 30, 2007 was $12,283,150 and there was no pledge or collateral of its assets. Furthermore, PL or FS's creditors do not have recourse to the general credit of the Company.

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

2.  GOING CONCERN AND MANAGEMENT PLAN

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2007, the Company had a net working capital deficiency of $4,606,597 that indicates the Company may need additional financing to meet cash requirements for its operations to continue as a going concern.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year/ period Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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

The Group's financial instruments primarily consist of cash, accounts receivable, other receivables, notes receivable, accounts payable, receipt in advance, accrued expenses, other payables, bank loans, short-term loans, government loans, and short-term related party loans.

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

The Group maintains allowances for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectibility of individual balances. In evaluating the collectibility of individual receivable balances, the Company considers many factors, including the age of the balance, the customer's payment history, its current credit-worthiness and current economic trends.

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

The Group accounts for impairment of plant and equipment and amortizable intangible assets in accordance with SFAS No. 144, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, which requires the Group to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value.

k.	Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had other comprehensive income of $189,654 and $22,564 for the period ended June 30, 2007 and 2006, respectively which mainly arose from the changes in foreign currency exchange rates.

l.	Segment information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Group believes that it operates in one business segment - refinery of iron ores, and in one geographical segment - China, as all of the Group's current operations are carried out in China.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Loss / earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the period ended June 30, 2007 and 2006, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.

p.	Foreign currency translation

The Company uses the United States dollars (“U.S. dollars” or “US$”) for financial reporting purposes. The Company's subsidiaries maintain their books and records in their functional currency, Chinese Renminbi (“RMB”), being the primary currency of the economic environment in which their operations are conducted. In general, the Group translates its assets and liabilities into U.S. dollars using the applicable exchange rates prevailing at the balance sheet date, and the statement of income is translated at average exchange rates during the reporting period. Adjustments resulting from the translation of the Group's financial statements are recorded as accumulated other comprehensive income.

Until July 21, 2005, RMB had been pegged to US$ at the rate of RMB8.30: US$1.00. On July 21, 2005, the PRC government reformed the exchange rate system into a managed floating exchange rate system based on market supply and demand with reference to a basket of currencies. In addition, the exchange rate of RMB to US$ was adjusted to RMB8.11: US$1.00 as of July 21, 2005. The People's Bank of China announces the closing price of a foreign currency such as US$ traded against RMB in the inter-bank foreign exchange market after the closing of the market on each working day, which will become the unified exchange rate for the trading against RMB on the following working day. The daily trading price of US$ against RMB in the inter-bank foreign exchange market is allowed to float within a band of 0.3% around the unified exchange rate published by the People's Bank of China. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China. Approval of foreign currency payments by the Bank of China or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts.

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2007	December 31, 2006	June 30, 2006
Balance sheet items, except for the registered and paid-up capital, as of period/ year end	USD0.1313:RMB1	USD0.1279:RMB1	USD0.1252:RMB1
Amounts included in the statements of operations, statements of changes in stockholders' equity and statements of cash flows for the period/ year	USD0.1298:RMB1	USD0.1252:RMB1	USD0.1246:RMB1

No representation is made that RMB amounts have been, or would be, converted into US$ at the above rates.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q.	Related parties

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company’s management believes that this statement will not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. We believe that implementation of SFAS 157 will have little or no impact on our consolidated financial statements since we have no applicable plans.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company’s management believes that this statement will not have a significant impact on the Company’s financial statements.

4.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of June 30, 2007 and December 31, 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of June 30, 2007 and December 31, 2006, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the periods ended June 30, 2007 and 2006, all of the Company's sales arose in the PRC. In addition, all accounts receivable as of June 30, 2007 and December 31, 2006 also arose in the PRC.

Details of the customers accounting for 10% or more of the Company's revenue are as follows:

	June 30,	June 30,
	2007	2006
	(unaudited)	(unaudited)
Company A	$5,973,643	$2,742,739
Company B	-	3,086,321
Company C	5,374,775	-

Details of customers accounting for 10% or more of the Company's accounts receivable are as follows:

	June 30,	December 31,
	2007	2006
	(unaudited)	(audited)
Company D	$1,942,335	$-
Company E	800,728	-
Company F	-	2,795,985
Company G	322,922	-

5.	INVENTORIES

Inventories consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Raw materials	$1,069,071	$832,692
Finished goods	498,689	356,199
Consumables	99,092	106,443
	$1,666,852	$1,295,334

6.	PREPAYMENT AND DEPOSITS

Prepayment and deposits consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Purchase deposits for raw materials	$209,099	$409,504
Other	73,400	10,602
	$282,499	$420,106

7.	OTHER RECEIVABLES

Other receivables consist of the following:
	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Non-interest bearing, unsecured receivables	$42,064	$55,439
Cash advances to staff and salespersons for normal business purposes	14,562	6,253
Others	40,690	1,126
	$97,316	$62,818

8.	PREPAID LAND USE RIGHT

The Group has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the property facility. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are being amortized on the straight-line method over the term of the land use rights of 50 years.

The expected amortization of the prepaid land use rights over each of the next five years and thereafter are summarized as follows:

Total prepaid land use rights as of June 30, 2007	$491,941
Less: Current portion	(10,340)
Long-term portion	$481,609

Amortization expense was $5,110 and $4,519 for the period ended June 30, 2007 and 2006, respectively.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Plant and machinery	$1,802,147	$1,718,761
Building	3,947,516	3,836,333
Motor vehicles	177,279	161,965
Office equipment	209,654	192,154
	6,136,596	5,909,213
Less: Accumulated depreciation and impairment losses	(1,255,610)	(942,003)
	$4,880,986	$4,967,210

The depreciation expenses on property, plant and equipment were $286,830 and $211,762 for the periods ended June 30, 2007 and 2006, respectively.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Social securities insurance	$343,060	$334,218
Accrued welfare	190,107	168,254
Loan interest expenses	220,865	210,016
Other operating expenses	312,365	548,233
	$1,066,397	$1,260,721

The Company accrued staff welfare based on 14% of its payroll, for the purposes of expenditures for the employee facilities and collective welfare of the Company's employees in accordance with the accounting practice generally accepted in the PRC.

The Company has not accrued compensated absences because the amount is immaterial.

11.	OTHER PAYABLES

Other payables consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Payables for construction and machinery	$143,926	$132,928
Non-interest bearing, unsecured borrowings without fixed repayment date	2,234,610	1,724,837
	$2,378,536	$1,857,765

12.	OTHER LOANS

Other loans consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
24% loans, without fixed repayment date	$-	$473,297
18% loans, without fixed repayment date	-	789,511
15% loans, without fixed repayment date	724,527	208,507
8% loans, without fixed repayment date	665,966	38,375
Interest-free loans, without fixed repayment date	-	345,379
Total other loans	1,390,493	1,855,069
Less current maturities	(1,390,493)	(1,855,069)
Total long-term loans	$-	$-

All of the above other loans are unsecured and denominated in Renminbi.

13.	SHARE CAPITAL

(a) Preferred stock

The Company as of June 30, 2007 and December 31, 2006 had 20,000,000 shares of authorized preferred stock, out of which 23,000 shares remain designated as Series A, $0.001 par value, 7% cumulative convertible preferred stock ("Series A").

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

(b)	(b) Common stock

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

As stipulated by the PRC's Company Law and as provided in the Company's VIEs' PL and FS's Articles of Association, PL and FS's net income after taxation can only be distributed as dividends after appropriation has been made for the following:

(i)	Making up cumulative prior years' losses, if any;

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

(iv)	Allocations to the discretionary surplus reserve, if approved in the shareholders' general meeting.

On December 31, 2003, PL and FS established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $16,475 and common welfare fund of $8,238 as of both June 30, 2007 and December 31, 2006.

15.	INCOME TAXES

The Company is registered in the State of Nevada whereas its subsidiary, Trinity Link being incorporated in the British Virgin Islands is not subject to any income tax and conducts all of its business through its PRC subsidiary, Bestlink and VIEs, PL and FS (see note 1).

Bestlink, PL and FS, being registered in the PRC, are subject to PRC's Enterprise Income Tax. Pursuant to the PRC Income Tax Laws, Enterprise Income Taxes (“EIT”) is generally imposed at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax.

However, PL has been approved as a new enterprise in an underdeveloped area and granted a tax holiday for the years up to 2006.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group's provision for income tax is as follows:

	2007	2006
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	33%	33%
Tax holiday	-	(33%)
Tax holiday not recognized	(33%)	-
Provision for income tax	-	-

Bestlink, PL and FS had accumulated losses of $3,566,132 and $2,458,055 as of June 30, 2007, and December 31, 2006 respectively. A full valuation allowance has been provided for the deferred tax assets in respect of such losses, as it is more likely than not that such deferred tax assets will not be realized by sufficient future taxable profits.

The net deferred tax amounts included in the Company's balance sheets as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Deferred tax assets arising from net operating losses	$1,169,000	$811,000
Less: Valuation allowance	(1,169,000)	(811,000)
	$-	$-

16.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Related party trade receivables and payables

Included in accounts receivable and payables at the balance sheet dates were trade receivables and trade payables to the following related parties:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Trade receivables:
Pinglu Changlong Tegang Lu Liao Co. Ltd., under control by Mr. Li Zhenguan, a director of PL	$322,922	$49,997
Shanxi RongChang Trade Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	-	2,795,985
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	1,942,335	-
	$2,265,257	$2,845,982
Trade payables:
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	$605,972	$1,765,223
Shanxi Haixin Material Trading Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	165,480	161,215
	$771,452	$1,926,438

Trade accounts receivable from and payable to related parties arose from sales to and purchases from those related companies in the ordinary course of the Company's business.

(b)	Related party receivables and payables

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Amounts due from related parties:
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	$-	$3,033,603
Pinglu Changlong Tegang Lu Liao Co. Ltd., under control by Mr. Li Zhenguan, a director of PL	668,125	-
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	16,645	-
Mr. Ren Yaoting, a director of PL	160,050	343,767
	$844,820	$3,377,370
Amount due to related parties:
Shanxi Changchi Enterprise Co. Ltd., under common control of Mr. Beicang Hou, a director of the Company	$-	$476,404
Mr. Beicang Hou, CEO and director of the Company	3,167,556	1,435,847
Mr. Li Zhenguan, a director of PL	-	-
	$3,167,556	$1,912,251

Balances with related parties represent advances to or loans from the respective related parties, are interest free, unsecured, and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

16.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS (Continued)

(c)	Other transactions

	Six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Sales to related parties:
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	$5,793,643	$8,558,788
Pinglu Changlong Tegang Lu Liao Co. Ltd., under control of Mr. Li Zhenguan, a director of PL	425,208	-
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	3,320,748	-
	$9,539,599	$8,558,788

	Six months ended June 30,
	2007	2006
Purchases from related parties:	(unaudited)	(unaudited)
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	$4,603,389	$5,596,356
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	8,480,420	-
	$13,083,809	$5,596,356

17.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

The Company's operations are all carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

18.	COMMITMENTS AND CONTINGENCIES

Employee social insurance

According to the prevailing laws and regulations of the PRC the Company's PRC VIEs, PL and FS are required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, PL and FS do not need to provide all employees with such social insurance.

In the event that any current or former employee files a complaint with the PRC government, PL and FS may be subject to making up the social insurance as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

19.	LEGAL PROCEEDINGS

We are presently a party in two legal proceedings, one before the Colorado State Court (the "Colorado Lawsuit") initiated in November 2004, and the other before the U.S. District Court for the Central District of California (the "California Lawsuit") initiated in May 2005. The Colorado Lawsuit is entitled: Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, Jian Wang, and Alpha Sky Investment LTD . (Case Number 04 CV 9819). The California Lawsuit is entitled: Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, the United States Securities and Exchange Commission and Does 1-10 (Case No. CV05 3295DT(RCx)). We became a plaintiff in both of these lawsuits at the direction of two former directors, Terrence Sien and Brian Brick. Both lawsuits concern events related to or that transpired from a share exchange transaction we entered into with Alpha Sky Investment Limited (“ASI”), a British Virgin Islands company in 2001 (the “ASI Share Exchange Transaction”).

Tridon Trust (“Tridon”), a shareholder of the Company, is a plaintiff in both the Colorado Lawsuit and the California Lawsuit,, and Paul Ebeling, a former officer and director of the Company, may occupy a position of management with Tridon. Two of the Company's former directors, Xuedong Hu and Jian Wang, are defendants in the Colorado Lawsuit, and Mr. Hu is also a defendant in the California Lawsuit.

On or about September 28, 2004, Messrs. Brick and Sien, two of the Company's then directors, allegedly gave notice to the remaining two directors, Messrs. Wang and Hu, that the board would hold a special meeting October 1, 2004. Messrs. Hu and Wang deny they received any such notice.

On October 1, 2004, a special meeting of the Company's board of directors was purported to have been convened by Messrs. Brick and Sien. They were the only directors who attended and they declared a quorum, despite the fact that only 2 of the 4 directors were in attendance. At this alleged meeting, the attending directors voted in favor of resolutions "accepting" the resignations of Mesrs. Hu and Wang from their positions as directors. Messrs. Wang and Hu deny that they ever tendered such resignations and to date, no letters of resignation from them have been produced. The attending directors then proposed and voted in favor of resolutions removing Mr. Hu as our CEO and authorizing the filing of the Colorado Lawsuit on November 29, 2004, and adjourning and reconvening the board meeting to October 15, 2004.

For a greater discussion concerning the backgrounds and procedural histories of both the Colorado Lawsuit and the California Lawsuit, please refer to our Current Report on Form 8-K that was filed with the Securities & Exchange Commission (“Commission”) on November 2, 2006, which is incorporated by reference herein.

The Colorado Lawsuit.

On March 18, 2005, the Colorado District Court Judge entered an order in open court (the “Order”), the substance of which is attached to our Form 8-K filed with the SEC on or about April 7, 2005. In summary, the Order directed that a special meeting of the shareholders be held and affirmed Mr. Hu's right to vote at the meeting as a shareholder. The Order also dismissed two of the claims asserted in Tridon's complaint. The Order was reduced to writing (the “Written Order”), and the Judge signed the Written Order on March 30, 2005. On March 25, 2005, Tridon filed a voluntary notice of dismissal of its claims in the Colorado Lawsuit. Subsequent to the Written Order on March 30, 2005, Tridon filed a motion asking the Court to vacate its Order and declare that it lacked jurisdiction as a result of the notice of dismissal. In the filings, Tridon claimed that its voluntary notice of dismissal removes the Court's authority to sign the Written Order, and that the Order was not valid until it was reduced to writing and signed. Mr. Hu, Mr. Wang, and ASI filed responses to the Tridon filings, arguing that the Written Order entered by the Court remains valid. On May 11, 2005, the Court issued a second order (the “Second Order”) stating that the Order was entered March 18, 2005, prior to Tridon's voluntary dismissal, and that the Court retained jurisdiction to sign and enforce the Written Order.

Tridon filed a Notice of Appeal with the Colorado Court of Appeals (the “Appellate Court”) on June 15, 2005. As a result of the Notice of Appeal filed by Tridon, the caption of the case before the Colorado Court of Appeals became Alpha Spacecom, Inc. and Tridon Trust, Appellants; Xuedong Hu, Jian Wang, Alpha Sky Investment Company Limited, Appellees; Case Number 05 CA 1244, Colorado Court of Appeals. In its brief to the Appellate Court, Tridon argues that the lower court lacked any jurisdiction to sign the Written Order. In response, Mr. Hu, Mr. Wang and ASI submitted a brief asking the Appellate Court to affirm the lower court's orders.

19.	LEGAL PROCEEDINGS (Continue)

On February 22, 2007, the Appellate Court partially affirmed the Order, agreeing with the lower court with respect to the special meeting of the shareholders. We interpret this ruling to mean that the actions we have taken since the issuance of the Order, including the special meeting of the shareholders and the subsequent Merger with EGIG, were validly undertaken. However, the Appellate Court invalidated and vacated the portion of the Order dismissing Tridon's two causes of action. A copy of the Appellate Court's ruling is attached as an exhibit to our Current Report on Form 8-K filed with the Securities & Exchange Commission (“Commission”) on March 16, 2007.

On or about March 8, 2007, Tridon filed a Petition for Rehearing with the Appellate Court. As of the date of this report, the Petition for Rehearing is still pending. Tridon also filed a Petition for Rule To Show Cause with the Colorado Supreme Court on June 15, 2005 (Case No. 05SA180). On June 22, 2005, the Colorado Supreme Court denied the Tridon's petition.

On June 15, 2007, Messrs. Brick and Sien caused a Petition for Writ of Certiorari (the “Petition”) to be filed in the name of the Company and Triton Trust with the Colorado Supreme Court to revisit the issue of whether the lower court retains jurisdiction regarding Mr. Hu’s request for a shareholders’ meeting, despite the plaintiffs’ voluntary dismissal of this action. On June 22, 2007, Mr. Hu filed his Opposition to the Petition. A decision from the Colorado Supreme Court on this matter is not expected until at least after September 2007.

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

In response, Mr. Hu and ASCL filed a motion to dismiss Tridon's complaint in its entirety. Prior to the date set for hearing, the attorney representing Tridon filed a First Amended Complaint on behalf of Tridon and purportedly on behalf of the Company. The First Amended Complaint changed all of the claims alleged in the complaint, dismissed ASI and ASCL as defendants, and added the Company as a plaintiff and the Securities and Exchange Commission (“SEC”) as a defendant (although the SEC has since been dismissed as a defendant). We did not, however, authorize the California Lawsuit.

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

In response to the First Amended Complaint, Mr. Hu filed a motion seeking a judgment based upon the pleadings in the case, and asking the Court to dismiss the case based upon federal legal doctrines. The Court has continued the hearing for this motion, originally scheduled for September 18, 2006, to October 2, 2008, and has taken Mr. Hu's motion under advisement. Essentially, the Court is staying the California Lawsuit pending the final decision of the Appellate Court in the Colorado Lawsuit, and as of the date of the issuance of these financial statements, the stay is in effect. If the outcome of the Colorado Lawsuit favors the defendants, the California Lawsuit can be dismissed.

If the Court in either of the Colorado Lawsuit or the California Lawsuit ultimately finds for the plaintiffs, a range of remedies, including those under equitable (fairness) theories, may be imposed. At the present time, we do not know what relief might be imposed in that event, but it could include voiding the actions taken at the special meeting of the shareholders on June 15, 2005 as well as the Merger. As neither matter has been fully litigated at this time, however, the Company believes that shareholders and potential investors should not rely on Tridon's allegations, including those relating to the Series B Preferred Shares.

The Series B Preferred Shares

Mr. Ebeling's ownership claim over the Series B Preferred Shares is in direct conflict with the Court's orders that are in place in the Colorado Lawsuit. Mr. Ebeling claims to have acquired ownership of the Series B Preferred Shares through stock powers effective May 31, 2005. Prior to that time, two press releases were issued on March 18, 2005 and April 12, 2005, both without proper authorization from the Company. The March 2005 press release states that 9.55 million shares of the Series B Convertible Preferred Stock were returned by an individual to the Company and cancelled. The April 2005 press release states that the Series B Preferred Shares were returned to us on June 21, 2004. The Company believes that shareholders and potential investors should not to rely on the Schedule 13D filed by Mr. Ebeling with the SEC, prior press releases issued through PR Newswire or information contained the Company's web site, as it is not under the control of our current management.

19.	LEGAL PROCEEDINGS (Continue)

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

20.	SUBSEQUENT EVENT

In August 2007, the operation unit of Fanshi County Xinyu Iron Resources Co., Ltd. was involved in a light industrial accident resulting in the operation being suspended by local government. Operation can only be resumed on application to the local government on the implementation of certain satisfactory industrial safety measures.

Management estimates that these measures can be implemented in September 2007 and operation can be resumed accordingly.

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

Recent Developments

During the second quarter of 2007, we also completed lease negotiation with Yuncheng Yunneng Electric-power Industrial Co., Ltd. for the 12,500 KVA ore-heating furnace that was being used by PL for the production of ferrochromium alloy. The lease is from June 1, 2007 to December 31, 2007, to be renegotiated at the end of the lease term. The furnace adds 1,200 tons to PL’s monthly production. The average price of ferrochromium ore, however, increased approximately 41% from the first quarter of 2007 to the second quarter, resulting in increased production costs. If the price of raw material normalizes during the third quarter, we expect PL’s profitability to increase in light of the added production capability.

During the second quarter of 2007, FS ceased production of pelletized ores as the price of iron ore powder, a key raw material, rose steadily. Instead, FS underwent a technique innovation program and equipment repairs and maintenance, which we expect to complete sometime in the late third quarter of 2007. After completion, we plan to begin production immediately, with production capacity of pelletized ores anticipated at 1,300 tons per day, up from 1,080 tons previously. While the price of iron ore powder continued to increase through July 2007, we believe that the price will normalize during the third quarter when we expect to begin production.

In early August 2007, there was a light industrial accident at FS that resulted in the suspension of our operation by the local government. Since then, we have been working to implement certain industrial safety measures that would enable our operation to resume. We estimate that these safety measures can be fully implemented by September 2007 and our operation at FS can resume thereafter.

Currency Conversion and Exchange

The value of Chinese Renminbi (“RMB”) against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China, or PBOC, which are set daily based on the previous day’s PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), “Fair Value Measurements”, which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company’s management believes that this statement will not have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS 158). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to fully recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. We believe that implementation of SFAS 157 will have little or no impact on our consolidated financial statements since we have no applicable plans.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company’s management believes that this statement will not have a significant impact on the Company’s financial statements.

Results of Operations - Three Months ended June 30, 2007 as Compared to Three Months Ended June 30, 2006

	Three Months Ended June 30,
	2007	2006	Change
Revenues	$6,617,953	$9,933,283	(33)%
Cost of goods sold	(6,365,488)	(8,894,936)	(28)%
Gross profit	252,465	1,038,347	(76)%
Selling expenses	(853,176)	(767,755)	11%
Research and development expenses	0	0	0%
General and administrative expenses	(293,693)	(97,430)	201%
Net profit (loss)	$(925,035)	$(8,867)	(10,332)%

Sales. During the second quarter of 2007, sales decreased from $9.93 million to $6.62 million, representing a decrease of 33% compared to the second quarter of 2006. The decrease in sales was primarily attributable to FS, which ceased production during the second quarter of 2007 in light of the high costs of raw material and instead underwent a technique innovation program and undertook equipment repairs and maintenance.

Cost of Sales. Cost of sales decreased from $8.89 million to $6.37 million in the second quarter of 2007 as compared to the same period in 2006, representing a decrease of 28%. Since FS shut down production during the three months ended June 30, 2007, we did not purchase any raw materials for pelletized ores, thereby reducing our overall cost of sales. Cost of sales as a percentage of net sales, increased from 89.5% for the second quarter of 2006 to 96.18% for the second quarter of 2007 because while PL maintained production of ferrochromium alloy during this period, the price of certain raw materials, especially ferrochromium ore, increased significantly.

Operating Expenses. Total operating expenses increased from $865,185 in the second quarter of 2006 to $1,146,869 in the second quarter of 2007, which are mostly attributable to the significant increase in our selling expenses.

Selling expenses increased 11% to be $853,176 for the three months ended June 30, 2007, from $767,755 for the same period in 2006, in order to maintain our competitiveness in the marketplace despite the increase of raw materials costs for PL.

We did not incur any research and development expenses during the second quarter of 2007 as we had already made purchases for our research and development needs in the first three months of 2007. We did not incur any research and development expenses during the same period in 2006.

General and administrative expenses were $293,693 for the second quarter of 2007, from $97,430 for the same quarter in 2006, representing an increase of 201.44% because of increased spending in certain office expenses including travel and communication for financing and for developing our sales channels. In addition, expenses associated with being a public company and related professional expenses were more for the second quarter of 2007 as compared to the same period in 2006.

Net Profit/(Loss). We recorded a net loss of $925,035 in the second quarter of 2007, as compared to net loss of $8,867 in the same period of 2006.

Results of Operations - Six Months ended June 30, 2007 as Compared to Six Months Ended June 30, 2006

	Six Months Ended June 30,
	2007	2006	Change
Revenues	$17,371,578	$20,651,974	(16)%
Cost of goods sold	(16,725,780)	(17,835,282)	(6)%
Gross profit	645,798	2,816,692	(77)%
Selling expenses	(1,099,944)	(969,145)	14%
Research and development expenses	(25,836)	0	100%
General and administrative expenses	(600,777)	(802,922)	25%
Net profit (loss)	$(1,321,462)	$959,871	(238)%

Sales. During the six months ended June 30, 2007, sales decreased from $20.7 million to $17.4 million, representing a decrease of 16% compared to the same period in 2006. The decrease in sales was primarily attributable to FS, which ceased production during the second quarter of 2007 in light of the high costs of raw material and instead underwent a technique innovation program and undertook equipment repairs and maintenance.

Cost of Sales. Cost of sales decreased from $17.8 million to $16.7 million in the six-month period ended June 30, 2007 as compared to the same period in 2006, representing a decrease of 6% primarily due to the overall decrease in sales as FS ceased production during the second quarter of 2007. Cost of sales as a percentage of net sales, increased from 86% in the six months ended June 30, 2006 to 96% in the same period of 2007 because of PL’s increased raw materials costs during the second quarter of 2007.

Operating Expenses. Total operating expenses decreased from $1,772,067 to $1,700,721 in the six months ended June 30, 2007, representing a decrease of 4.0% because FS ceased production during the second quarter of 2007 and instead underwent a technique innovation program and equipment repairs and maintenance.

Selling expenses increased 14% to $1,099,944 in the six months ended June 30, 2007, from $969,145 in the same period of 2006 as we continue our efforts to maintain our competitiveness in the marketplace, although we are also expending efforts to raise the price of our products in order pass along some of the increases in raw material costs to our customers.

Research and development expenses were $25,836 in the six months ended June 30, 2007, from $0 in the first six months of 2006, from purchases that we made for our research and development needs in the first three months of 2007.

General and administrative expenses decreased 25% to be $600,777 in the six months ended June 30, 2007, from $802,922 in the same period of 2006, largely because FS ceased production during the second quarter of 2007. However, the expenses associated with being a public company and related professional expenses were more for the six months ended June 30, 2007 as compared to the same period in 2006, thereby offsetting the overall decrease in general and administrative expenses.

Net Profit/(Loss). We recorded a net loss of $1,321,462 during the six months ended June 30, 2007, or basic and diluted loss of $0.0013 per share, as compared to net profit of $959,871 in the same period of 2006, or basic and diluted profit of $0.0010 per share.

Liquidity and Capital Resources

Cash Flows. We have funded our operations through the second quarter of 2007 primarily through shareholder’s paid in capital and raw materials provided by related parties, Shanxi Changchi Enterprise Limited (“Changchi”), which is under the control of Mr. Beicang Hou, our CEO and Chairman, and Pinglu Changsheng Stainless Steel Material Co., Ltd. (“Changsheng”), which is a related party of PL because Mr. Yaoting Ren, the general manager and small shareholder of PL, is a small shareholder in Changsheng. We had cash flow from operations of $252,532 for the six months ended June 30, 2007, as compared to net cash flow used in operations of $1,467,895 for the same period of 2006. Cash flow from operations for the six months ended June 30, 2007 was primarily related to our sales at PL.

We used $87,850 in investing activities for the six months ended June 30, 2007, as compared to $497,140 used in investing activities for the same period of 2006. Net cash flow used in investing activities related to the purchase of equipments and building activities at both PL and FS.

For the six months ended June 30, 2007, net cash flow used in financing activities was approximately $507,723, as compared to $2,672,313 in net cash flow provided by financing activities during the same period of 2006. Net cash flow used in financing activities relate to the repayment of outstanding loans, which mainly are loans from related parties.

Working Capital Requirements. Current liabilities exceed current assets at June 30, 2007 by approximately $4,606,597, an increase of $1,072,992 from December 31, 2006. The ratio of our current assets to our current liabilities was 58.2% at June 30, 2007 and it was 74.4% at December 31, 2006. At June 30, 2007, our current assets of approximately $6,422,092 included approximately $1,666,852 in inventory that was funded by advance from related parties and paid-in capital from shareholders.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effect of Fluctuation in Foreign Exchange Rates

Our operating subsidiaries are located in China, and our Company buys all raw materials in China and sells all our products in China using RMB as the functional currency. The Company had other comprehensive income of $189,654 and $22,564 for the six-month period ended June 30, 2007 and 2006, respectively, as a result of changes in foreign currency exchange rates.

Inflation

Although management expects that our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the six month period ended June 30, 2007.

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

Interest Rates.

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At June 30, 2007, we had approximately $141,496 in cash and cash equivalents. A hypothetical of 1% to 2% decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates.

Our sales are principally in RMB. The translation of RMB amounts into US dollars is for reference purposes only. The People’s Bank of China, or PBOC, sets and publishes daily a base exchange rate with reference primarily to the supply and demand of RMB against the US dollar in the market during the prior day. PBOC also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of RMB into foreign currency for current amount items, conversion of RMB into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. RMB which had been tightly pegged at RMB 8.28 for US $1 for the previous decade, was revalued on July 21, 2005 to RMB 8.11 for US $1 following the removal of the peg to the US dollar and partly in response to pressure from the United States government. PBOC also announced that the RMB would float according to a basket of foreign currencies, rather then being strictly pegged to the US dollar, and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. The translation of RMB amounts in this report on Form 10-Q is not a representation that the RMB amounts could actually be converted into US dollars at that rate or at any other rate on that date or on any other date, and does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by PBOC. Approval of foreign currency payments by PBOC or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. As a result, we are exposed to risk of foreign exchange rate changes that will result from any change in the PRC governmental policies with regard to currency exchange and remittance abroad. However, see the section titled “Risk Factors - Fluctuation in the value of RMB relative to other currencies may have a material adverse effect on our business and/or an investment in our shares.”

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Other than as described below, there have been no material changes to the Legal Proceedings described in Form 10-KSB filed May 18, 2007:

The Colorado Lawsuit.

On June 15, 2007, Terrence Sien and Brian Brick, both of whom are former directors of the Company who initiated the Colorado Lawsuit in the name of the Company and Tridon Trust, a Company shareholder, caused a Petition for Writ of Certiorari (the “Petition”) to be filed in the name of the Company and Triton Trust with the Colorado Supreme Court to revisit the issue (the “Issue”) of whether the lower court retains jurisdiction regarding the request for a shareholders’ meeting by Xuedong Hu, who is also a former director of the Company, despite the plaintiffs’ voluntary dismissal of this action. The Issue was previously raised by Mr. Sien and Mr. Brick, again in the name of the Company and Tridon Trust, with both the trial court and the Colorado Court of Appeals, both of which had decided the Issue in favor of the defendants. On June 22, 2007, Mr. Hu filed his Opposition to the Petition. A decision from the Colorado Supreme Court on this matter is not expected until at least after September 2007.

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

BEICANG IRON & STEEL, INC. (Registrant)

Date: August 20, 2007	By:	/s/ Beicang Hou
Beicang Hou Chief Executive Officer, Chief Financial Officer, and sole Director