Form 10-Q
period 2007-09-30
BEICANG IRON & STEEL INC
filed 2007-11-26
CIK 763245

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __ ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 14, 2007, the issuer had 999,066,260 shares of common stock, $.001 par value, outstanding.

INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Unaudited Consolidated Financial Statements
	For the Three Months and Nine Months ended September 30, 2007 and 2006

	Consolidated Balance Sheets	2-3

	Consolidated Statements of Operations	4

	Consolidated Statements of Changes in Stockholders' Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31

Item 4.	Controls and Procedures.	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	33

Item 3.	Defaults Upon Senior Securities.	33

Item 4.	Submission of Matters to a Vote of Security Holders.	33

Item 5.	Other Information.	33

Item 6.	Exhibits	34

Signatures		36

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

BEICANG IRON & STEEL, INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Three Months and Nine Months Ended September 30, 2007 and 2006

Beicang Iron & Steel, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
(Amounts expressed in U.S. Dollars)

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$108,298	$475,975
Bills receivable	15,977	81,868
Trade receivables, net of allowance for doubtful accounts of $259,762 and $106,684 at September 30, 2007 and December 31, 2006 respectively	1,533,046	1,703,276
Trade receivables - related parties (note 16)	2,750,113	2,845,982
Inventories (note 5)	1,299,116	1,295,334
Prepayment and deposits (note 6)	435,475	420,106
Other receivables (note 7)	77,058	62,818
Prepaid land use right, current portion (note 8)	9,656	10,073
Due from related parties (note 16)	-	3,377,370

Total current assets	6,228,739	10,272,802

Prepaid land use right, net of current portion (note 8)	486,563	474,232
Property, plant and equipment, net (note 9)	6,773,446	4,967,210
Construction in progress	184,155	161,580

Total assets	$13,672,903	$15,875,824

The accompanying notes are an integral part of these financial statements.

Beicang Iron & Steel, Inc. and Subsidiaries
Consolidated Balance Sheets
As of September 30, 2007 and December 31, 2006
(Amounts expressed in U.S. Dollars)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current liabilities
Trade payables	$1,281,133	$2,619,526
Trade payables - related parties (note 16)	1,258,877	1,926,438
Deposits received from customers	688,369	207,408
Accrued expenses (note 10)	1,017,367	1,260,721
Other payables (note 11)	3,746,187	1,857,765
Other short-term loans (note 12)	1,234,489	1,855,069
Value-added tax payable	732,113	2,167,229
Due to related parties (note 16)	3,138,001	1,912,251

Total current liabilities	13,096,536	13,806,407

Commitments and Contingencies (Note 18 and 19)

Stockholders' Equity
Preferred stock - 50,000,000 authorized:
Series A, $0.001 par value; 23,000 shares issued and outstanding, 7% cumulative, each convertible into 40 shares of common stock (note 13)	$23	$23
Series B, nil issued	-	-
Common stock, $0.001 par value, 1,000,000,000 shares authorized, 999,066,260 issued and outstanding (note 13)	999,066	999,066
Additional paid-in capital	3,134,607	3,134,607
Statutory reserves (note 14)	24,713	24,713
Accumulated other comprehensive income	403,138	175,491
Accumulated loss	(3,985,180)	(2,264,483)

Total Stockholders' Equity	576,367	2,069,417

Total Liabilities and Stockholders' Equity	$13,672,903	$15,875,824

The accompanying notes are an integral part of these financial statements.

Beicang Iron & Steel, Inc. and Subsidiaries
Consolidated Statements of (Operations) Income and Other Comprehensive Income
For the Nine Months Ended September 30, 2007 and 2006
(Amounts expressed in U.S. Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$1,349,725	$5,160,380	$9,181,704	$17,141,662
Revenue - related parties	7,370,045	2,157,931	16,909,644	10,828,622
Total revenue	8,719,770	7,318,311	26,091,348	27,970,284

Cost of goods sold	(8,777,489)	(8,248,352)	(25,503,269)	(26,083,634)

Gross (loss) profit	(57,719)	(930,041)	588,079	1,886,650

Operating expenses
Selling expenses	(74,875)	(160,703)	(1,174,819)	(1,508,035)
General and administrative expenses	(383,766)	(154,905)	(984,543)	(579,639)

Total operating expenses	(458,641)	(315,608)	(2,159,362)	(2,087,674)

Loss from operations	(516,360)	(1,245,649)	(1,571,283)	(201,024)

Other income (expenses)
Revenue on by-product sales	155,938	92,257	89,732	241,173
Sundry income, net	-	42,760	-	43,259
Finance costs	(38,813)	(162,333)	(239,146)	(366,224)

Total other (expenses) income	117,125	(27,316)	(149,414)	(81,792)

Losses before income taxes	$(399,235)	$(1,272,965)	$(1,720,697)	$(282,816)

Income taxes	-	30,278	-	-

Net loss	(399,235)	(1,242,687)	(1,720,697)	(282,816)

Other comprehensive income	37,993	55,451	227,647	220,515

Comprehensive loss	$(361,242)	$(1,187,236)	$(1,493,050)	$(62,301)

Weight average number of shares
-Basic and dilutied	999,066,260	999,066,260	999,066,260	999,066,260

Loss per share
-Basic and dilutied	$(0.0004)	$(0.0012)	$(0.0017)	$(0.0003)

The accompanying notes are an integral part of these financial statements.

Beicang Iron & Steel, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2007 and 2006
(Amounts expressed in U.S. Dollars)

					(Accumulated	Statutory reserves		Accumulated
				Additional	loss)	Statutory	Statutory	other
	Common stock		Preferred	paid-in	/Retained	surplus	common welfare	comprehensive
	Shares	Amount	stock	capital	earnings	reserve	reserve	income	Total

Balance at December 31, 2005 (Audit)	899,196,930	$899,197	$-	$4,634,862	$69,134	$16,475	$8,238	$30,093	$5,657,999

Net loss	-	-	-	-	(282,816)	-	-	-	(282,816)
Effect of foreign currency translation	-	-	-	-	-	-	-	220,515	220,515

Balance at September 30, 2006 (Unaudited)	899,196,930	899,197	-	4,634,862	(213,682)	16,475	8,238	250,608	5,595,698

Effects of merger	99,869,330	99,869	23	(1,501,117)	-	-	-	-	(1,401,225)
Contribution by stockholder	-	-	-	862	-	-	-	-	862
Net loss	-	-	-	-	(2,050,801)	-	-	-	(2,050,801)
Effect of foreign currency translation	-	-	-	-	-	-	-	(75,117)	(75,117)

Balance at December 31, 2006 (Audited)	999,066,260	999,066	23	3,134,607	(2,264,483)	16,475	8,238	175,491	2,069,417

Net loss	-	-	-	-	(1,720,697)	-	-	-	(1,720,697)
Effect of foreign currency translation	-	-	-	-	-	-	-	227,647	227,647

Balance at September 30, 2007 (Unaudited)	999,066,260	$999,066	$23	$3,134,607	$(3,985,180)	$16,475	$8,238	$403,138	$576,367

The accompanying notes are an integral part of these financial statements.

Beicang Iron & Steel, Inc. and Subsidiaries
Consolidated Statements Of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
(Amounts expressed in U.S. Dollars)

	Nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)

Cash flows from operating activities
Net loss	$(1,720,698)	$(282,816)
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation	380,179	545,980
Amortization	7,731	7,364
Loss on disposal of property,
plant and equipment	1,412	-
(Increase) Decrease in assets
Due from related parties	4,446,413	(1,367,719)
Bills receivable	68,061	1,506,059
Other receivable	(11,477)	(62,207)
Purchase prepayment	1,755	(3,772,739)
Inventories	48,280	(21,803)
Accounts receivable	553,372	(47,839)
(Decrease) Increase in liabilities:
Due to related parties	198,023	1,876,528
Bills payable	-	(1,567,249)
Accounts payable	(2,154,468)	3,302,388
Other payable	1,781,862	350,856
Deposits received from customers	464,489	(60,827)
Tax payable	(1,497,809)	135,965
Accrued expenses	(289,567)	(97,782)

Net cash provided by operating activities	2,277,558	444,159

Cash flows used in investing activities
Increase in construction in progress	(15,706)	-
Purchase of plant and equipment	(1,957,837)	(830,885)
Purchase of land use rights	-	(37,769)
Sales proceeds from disposal of property,
plant and equipment	-	147,177

Net cash used in investing activities	(1,973,543)	(721,477)

Cash flows used in financing activities
Injection of additional paid-in capital	-	78,021
Repayment of other short-terms loan	(1,020,916)	(299,804)
Increase of other short-term loans	336,379	468,050

Net cash used in financing activities	(684,537)	246,267

Effect of foreign currency translation	11,025	3,032

Net decrease in cash	(369,497)	(28,019)

Cash and cash equivalents, beginning of period	475,975	158,348

Cash and cash equivalents, end of period	$106,478	$130,329

Supplemental disclosure information
Finance costs paid	$38,813	$366,224

Income tax paid	$-	$-

Major non-cash transactions
Barter sales of finished goods in return of
raw materials for production	$-	$3,918,316

The accompanying notes are an integral part of these financial statements.

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION

Principal activities

Beicang Iron & Steel Inc. (the “Company” or “Beicang” or “we” or “us”), is a Nevada corporation engaging in the business of producing ferrochromium alloy and pelletized ores through its subsidiaries and variable interest entities in the People’s Republic of China (“PRC”).

Organization

The Company was originally incorporated in the State of Colorado in 1983 under the name "Turco Computer Systems, Inc.". In February 2002, the Company changed its name to Alpha Spacecom, Inc. following a share exchange transaction. In June 2005, the Company became a Nevada corporation after merging with its wholly owned subsidiary, Alpha Spacecom, Inc., a Nevada corporation.

Since October 2004, the Company has been involved in an ongoing dispute concerning control, which has resulted in two separate lawsuits which are more fully described in note 19.

On April 8, 2006, the Company entered into a Merger Agreement (the “Merger Agreement”) with East Glory Investments Group, Ltd., a Cayman Islands company (hereinafter “EGIG”). Under the terms of the Merger Agreement, the Company issued an aggregate of 899,196,930 shares of common stock to the shareholders of EGIG, and in exchange, EGIG merged with and into the Company (the “Merger”), with the Company as the surviving company. Additionally, pursuant to the Merger Agreement, the Board and the holders of a majority of the Company’s capital stock approved amendments to the Company’s Articles of Incorporation by written consent, including: (1) a change of our corporate name from Alpha Spacecom, Inc. to the present name, Beicang Iron & Steel Inc., and (2) an increase in authorized common stock from 200,000,000 to 1,000,000,000 shares. The Articles of Merger to effectuate the Merger and the Amendment to the Company’s Articles of Incorporation to effectuate the name change and to increase in authorized shares were filed with Nevada’s Secretary of State on October 25, 2006. The Company’s name change and its new trading symbol (OTCBB: BEIC) became effective on the OTC Bulletin Board also on October 25, 2006.

As a result of the Merger, the former stockholder of EGIG beneficially owns approximately 90% of the Company or the combined company’s issued and outstanding Common Stock.

As a result of the effectiveness of the Merger, control has changed. Members of Alpha’s prior management tendered their resignation effective upon the effectiveness of the Merger. Prior to their resignation, they appointed Mr. Beicang Hou (former shareholder and director of EGIG) as sole officer and director.

In accordance with the Accounting and Financial Reporting Interpretations and Guidance prepared by the staff of the U.S. Securities and Exchange Commission, the Merger has been accounted for as a reverse acquisition where Beicang (the legal acquirer) has been considered the accounting acquiree and the consolidated financial statements of the combined company are in substance those of EGIG, with the assets and liabilities, and revenues and expenses, of Beicang being included effective from the date of consummation of the Merger. The Company has been deemed to be a continuation of the business of EGIG. The outstanding stock prior to the Merger has been accounted for at their net book value and no goodwill has been recognized.

Subsidiaries and Variable Interest Entities (VIEs)

Pursuant to and concurrent with the Merger, the Company have acquired all the issued and outstanding common stock of Trinity Link Holdings Limited (hereinafter “Trinity Link”), which was in turn wholly owned by EGIG before the Merger. Trinity Link was incorporated under the laws of the British Virgin Islands on August 18, 2005 and holds all of the issued and outstanding share capital of Shanxi Bestlink Management Consulting Co. Ltd. (hereinafter “Bestlink”), which is a wholly foreign owned enterprise incorporated under the laws of the People's Republic of China (“PRC” or “China”) on December 30, 2005.

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

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

The Company's consolidated assets do not include any collateral for PL or FS's obligations. The carrying value of the total assets of PL and FS as of September 30, 2007 was $12,283,150 and there was no pledge or collateral of its assets. Furthermore, PL or FS's creditors do not have recourse to the general credit of the Company.

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
For the Nine Months Ended September 30, 2007 and 2006

2.	GOING CONCERN AND MANAGEMENT PLAN

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2007, the Company had a net working capital deficiency of $6,867,797 that indicates the Company may need additional financing to meet cash requirements for its operations to continue as a going concern.

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

b. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

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
For the Nine Months Ended September 30, 2007 and 2006

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
For the Nine Months Ended September 30, 2007 and 2006
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

k. Comprehensive income

SFAS No. 130, “Reporting Comprehensive Income”, requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company had other comprehensive income of $227,647 and $220,515 for the periods ended September 30, 2007 and 2006, respectively which mainly arose from the changes in foreign currency exchange rates.

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

o. Loss / earnings per share

Loss / earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the periods ended September 30, 2007 and 2006, the diluted share base excludes incremental shares relating to convertible preferred stock since their effect was anti-dilutive.

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

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

The exchange rates used to translate amounts in RMB into US$ for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2007	December 31, 2006	September 30, 2006
Balance sheet items, except for the registered and paid-up capital, as of period/ year end	USD0.1331:RMB1	USD0.1279:RMB1	USD0.1266:RMB1

Amounts included in the statements of operations, statements of changes in stockholders' equity and statements of cash flows for the period/ year	USD0.1309:RMB1	USD0.1252:RMB1	USD0.1250:RMB1

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

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

r. Recently issued accounting standards

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 requires that the presentation of taxes within revenue-producing transactions between a seller and a customer, including but not limited to sales, use, value added, and some excise taxes, should be on either a gross (included in revenue and cost) or a net (excluded from revenue) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. EITF Issue No. 06-3 is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No.108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements”. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning after November 15, 2006.

In September 2006, FASB issued Statement of Financial Accounting Standards No. 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132 (R)”, which is effective for fiscal years beginning after December 15, 2006. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The adoption of above pronouncements did not have a material effect on the Company's future reported financial position or results of operations.

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
For the Nine Months Ended September 30, 2007 and 2006

4.	CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of September 30, 2007 and December 31, 2006. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

As of September 30, 2007 and December 31, 2006, the Company's bank deposits were all placed with banks in the PRC where there is currently no rule or regulation in place for obligatory insurance of bank accounts.

For the periods ended September 30, 2007 and 2006, all of the Company's sales arose in the PRC. In addition, all accounts receivable as of September 30, 2007 and December 31, 2006 also arose in the PRC.

Details of the customers accounting for 10% or more of the Company's revenue are as follows:

	September 30,	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Company A	$9,446,368	$6,413,109
Company B	2,886,591	2,839,043
Company C	-	3,991,210

Details of customers accounting for 10% or more of the Company's accounts receivable are as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Company C	$2,437,379	$-
Company D	388,078	-
Company E	-	2,795,985

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

5.	INVENTORIES

Inventories consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Raw materials	$266,596	$832,692
Finished goods	917,794	356,199
Consumables	114,726	106,443
	$1,299,116	$1,295,334

6.	PREPAYMENT AND DEPOSITS

Prepayment and deposits consist of the following:

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Purchase deposits for raw materials	$332,412	$409,504
Other	103,063	10,602
	$435,475	$420,106

7.	OTHER RECEIVABLES

Other receivables consist of the following:
	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Non-interest bearing, unsecured receivables	$8,494	$55,439
Cash advances to staff and salespersons for normal business purposes	68,428	6,253
Others	136	1,126
	$77,058	$62,818

8.	PREPAID LAND USE RIGHT

The Group has recorded as prepaid land use rights the costs paid to acquire a long-term interest to utilize the land underlying the property facility. This type of arrangement is common for the use of land in the PRC. The prepaid land use rights are being amortized on the straight-line method over the term of the land use rights of 50 years.

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

The expected amortization of the prepaid land use rights over each of the next five years and thereafter are summarized as follows:

Total prepaid land use rights as of September 30, 2007	$496,219
Less: Current portion	(9,656)
Long-term portion	$486,563

Amortization expense was $7,731 and $7,364 for the period ended September 30, 2007 and 2006, respectively.

9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Plant and machinery	$1,849,273	$1,718,761
Building	5,898,707	3,836,333
Motor vehicles	184,881	161,965
Office equipment	207,109	192,154
	8,139,970	5,909,213
Less: Accumulated depreciation and impairment losses	(1,366,524)	(942,003)
	$6,773,446	$4,967,210

The depreciation expenses on property, plant and equipment were $380,179 and $545,980 for the periods ended September 30, 2007 and 2006, respectively.

10.	ACCRUED EXPENSES

Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Social securities insurance	$347,865	$334,218
Accrued welfare	32,433	168,254
Loan interest expenses	231,088	210,016
Other operating expenses	405,981	548,233
	$1,017,367	$1,260,721

The Company accrued staff welfare based on 14% of its payroll, for the purposes of expenditures for the employee facilities and collective welfare of the Company's employees in accordance with the accounting practice generally accepted in the PRC.

The Company has not accrued compensated absences because the amount is immaterial.

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

11.	OTHER PAYABLES

Other payables consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Payables for construction and machinery	$142,842	$132,928
Non-interest bearing, unsecured borrowings without fixed repayment date	3,603,345	1,724,837
	$3,746,187	$1,857,765

12.	OTHER LOANS

Other loans consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
24% loans, without fixed repayment date	$-	$473,297
18% loans, without fixed repayment date	612,526	789,511
15% loans, without fixed repayment date	616,253	208,507
8% loans, without fixed repayment date	-	38,375
Interest-free loans, without fixed repayment date	5,710	345,379
Total other loans	1,234,489	1,855,069
Less current maturities	(1,234,489)	(1,855,069)
Total long-term loans	$-	$-

All of the above other loans are unsecured and denominated in Renminbi.

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

13.	SHARE CAPITAL

(a) Preferred stock

The Company as of September 30, 2007 and December 31, 2006 had 20,000,000 shares of authorized preferred stock, out of which 23,000 shares remain designated as Series A, $0.001 par value, 7% cumulative convertible preferred stock ("Series A").

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

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

On December 31, 2003, PL and FS established a statutory surplus reserve as well as a statutory common welfare fund and commenced to appropriate 10% and 5%, respectively of the PRC net income after taxation to these reserves. The amounts included in the statutory reserves consisted of surplus reserve of $16,475 and common welfare fund of $8,238 as of both September 30, 2007 and December 31, 2006.

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

However, PL has been approved as a new enterprise in an underdeveloped area and granted a tax holiday for the years up to 2006.

A reconciliation between the income tax computed at the U.S. statutory rate and the Group's provision for income tax is as follows:

	2007	2006
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34%)	(34%)
PRC Enterprise Income Tax	33%	33%
Tax holiday	-	(33%)
Tax holiday not recognized	33%	-
Provision for income tax	-	-

Bestlink, PL and FS had accumulated losses of $3,965,368 and $945,617 as of September 30, 2007, and December 31, 2006 respectively. A full valuation allowance has been provided for the deferred tax assets in respect of such losses, as it is more likely than not that such deferred tax assets will not be realized by sufficient future taxable profits.

The net deferred tax amounts included in the Company's balance sheets as of September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Deferred tax assets arising from net operating losses	$1,322,000	$811,000
Less: Valuation allowance	(1,322,000)	(811,000)
	$-	$-

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006
16.	RELATED PARTY TRANSACTIONS AND ARRANGEMENTS

(a)	Related party trade receivables and payables

Included in accounts receivable and payables at the balance sheet dates were trade receivables and trade payables to the following related parties:

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Trade receivables:
Pinglu Changlong Tegang Lu Liao Co. Ltd., under control by Mr. Li Zhenguan, a director of PL	$76,679	$49,997
Shanxi RongChang Trade Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	236,055	2,795,985
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	2,437,379	-
	$2,750,113	$2,845,982

Trade payables:
Shanxi RongChang Trade Co. Ltd., under control of Mr. Beicang Hou, a director of the Company	$294,437	$1,765,223
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	964,440	161,215
	$1,258,877	$1,926,438

Trade accounts receivable from and payable to related parties arose from sales to and purchases from those related companies in the ordinary course of the Company's business.

(b)	Related party receivables and payables

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
Amounts due from related parties:
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	$-	$3,033,603
Mr. Ren Yaoting, a director of PL	-	343,767
	$-	$3,377,370

Amounts due to related parties:
Shanxi Changchi Enterprise Co. Ltd., under common control of Mr. Beicang Hou, a director of the Company	$-	$476,404
Mr. Beicang Hou, CEO and director of the Company	3,138,001	1,435,847
	$3,138,001	$1,912,251

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

Balances with related parties represent advances to or loans from the respective related parties, are interest free, unsecured, and have no fixed repayment date. It is expected that the balances will be received or repaid within one year.

(c)	Other transactions

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Sales to related parties:
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Hou Beicang, a director of the Company	$-	$4,536,338
Shanxi Rongcang Trading Co. Ltd., under control of Mr. Hou Beicang, a director of the Company	7,169,851	-
Pinglu Changlong Tegang Lu Liao Co. Ltd., under control of Mr. Li Zhenguan, a director of PL	463,098	-
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	9,276,695	-
	$16,909,644	$4,536,338

	Nine months ended September 30,
	2007	2006
Purchases from related parties:	(Unaudited)	(Unaudited)
Taiyuan Changchi Enterpise (Group) Ltd., under control of Mr. Hou Beicang, a director of the Company	$4,699,542	$-
Shanxi Changchi Enterprise Co. Ltd., under control of Mr. Hou Beicang, a director of the Company	-	3,566,641
Pinglu Changsheng Stainless Steel Material Co. Ltd., under control of Mr. Ren Yaoting, a director of PL	20,379,577	-
	$25,079,119	$3,566,641

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

17.	CURRENT VULNERABILITY DUE TO CERTAIN CONCENTRATIONS

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

Industrial accident

In August 2007, the operation unit of Fanshi County Xinyu Iron Resources Co., Ltd. was involved in a light industrial accident resulting in the operation being suspended by local government. As of September 30, 2007, the accident caused the Company up to $78,532 (RMB600,000) to settle the claims and expenses outside the court. Operation can only be resumed on application to the local government on the implementation of certain satisfactory industrial safely measures. Since the penalty liabilities pertinent to this accident cannot be reasonably estimated, no provision has been made in this regard.

19.	LEGAL PROCEEDINGS

The Company was a party in a legal proceeding before the Colorado State Court (the "Colorado Lawsuit") initiated in November 2004, and currently is a party before a legal proceeding before the U.S. District Court for the Central District of California (the "California Lawsuit") initiated in May 2005. The Colorado Lawsuit is entitled: Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, Jian Wang, and Alpha Sky Investment LTD . (Case Number 04 CV 9819). The California Lawsuit was entitled: Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, the United States Securities and Exchange Commission and Does 1-10 (Case No. CV05 3295DT(RCx)). The Company became a plaintiff in both of these lawsuits at the direction of two former directors, Terrence Sien and Brian Brick. Both lawsuits concern events related to or that transpired from a share exchange transaction we entered into with Alpha Sky Investment Limited (“ASI”), a British Virgin Islands company in 2001 (the “ASI Share Exchange Transaction”).

Tridon Trust (“Tridon”), a shareholder of the Company, was a plaintiff in the Colorado Lawsuit and is a plaintiff in the California Lawsuit,, and Paul Ebeling, a former officer and director of the Company, may occupy a position of management with Tridon. Two of the Company's former directors, Xuedong Hu and Jian Wang, were defendants in the Colorado Lawsuit, and Mr. Hu is also a defendant in the California Lawsuit.

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

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

The Colorado Lawsuit.

On March 18, 2005, the Colorado District Court Judge entered an order in open court (the “Order”), the substance of which is attached to the Company's Form 8-K filed with the SEC on or about April 7, 2005. In summary, the Order directed that a special meeting of the shareholders be held and affirmed Mr. Hu's right to vote at the meeting as a shareholder. The Order also dismissed two of the claims asserted in Tridon's complaint. The Order was reduced to writing (the “Written Order”), and the Judge signed the Written Order on March 30, 2005. On March 25, 2005, Tridon filed a voluntary notice of dismissal of its claims in the Colorado Lawsuit. Subsequent to the Written Order on March 30, 2005, Tridon filed a motion asking the Court to vacate its Order and declare that it lacked jurisdiction as a result of the notice of dismissal. In the filings, Tridon claimed that its voluntary notice of dismissal removes the Court's authority to sign the Written Order, and that the Order was not valid until it was reduced to writing and signed. Mr. Hu, Mr. Wang, and ASI filed responses to the Tridon filings, arguing that the Written Order entered by the Court remains valid. On May 11, 2005, the Court issued a second order (the “Second Order”) stating that the Order was entered March 18, 2005, prior to Tridon's voluntary dismissal, and that the Court retained jurisdiction to sign and enforce the Written Order.

Tridon filed a Notice of Appeal with the Colorado Court of Appeals (the “Appellate Court”) on September 15, 2005. As a result of the Notice of Appeal filed by Tridon, the caption of the case before the Colorado Court of Appeals became Alpha Spacecom, Inc. and Tridon Trust, Appellants; Xuedong Hu, Jian Wang, Alpha Sky Investment Company Limited, Appellees; Case Number 05 CA 1244, Colorado Court of Appeals. In its brief to the Appellate Court, Tridon argues that the lower court lacked any jurisdiction to sign the Written Order. In response, Mr. Hu, Mr. Wang and ASI submitted a brief asking the Appellate Court to affirm the lower court's orders.

On February 22, 2007, the Appellate Court partially affirmed the Order, agreeing with the lower court with respect to the special meeting of the shareholders. The Company interpret this ruling to mean that the actions taken since the issuance of the Order, including the special meeting of the shareholders and the subsequent Merger with EGIG, were validly undertaken. However, the Appellate Court invalidated and vacated the portion of the Order dismissing Tridon's two causes of action. A copy of the Appellate Court's ruling is attached as an exhibit to our Current Report on Form 8-K filed with the Securities & Exchange Commission (“Commission”) on March 16, 2007.

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

Plaintiffs filed a Notice of Appeal with the Colorado Court of Appeals (the “Appellate Court”) on June 15, 2005. On February 22, 2007, the Appellate Court partially affirmed the Order, agreeing with the lower court with respect to the special meeting of the shareholders and invalidating and vacating the portion of the Order dismissing the plaintiffs’ two causes of action. Subsequent to the Court of Appeals decision, the plaintiffs filed a Petition for Certiorari with the Colorado Supreme Court (2007 SC 432). The Colorado Supreme Court denied the Petition (en banc) on September 10, 2007. The Appellate Court then issued its mandate on September 18, 2007. On November 6, 2007, the Denver District Court complied with the Court of Appeals mandate and withdrew that portion of the orders it previously entered that were vacated by the Court of Appeals.

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

In response, Mr. Hu and ASCL filed a motion to dismiss Tridon's complaint in its entirety. Prior to the date set for hearing, the attorney representing Tridon filed a First Amended Complaint on behalf of Tridon and purportedly on behalf of the Company. The First Amended Complaint changed all of the claims alleged in the complaint, dismissed ASI and ASCL as defendants, and added the Company as a plaintiff and the Securities and Exchange Commission (“SEC”) as a defendant (although the SEC has since been dismissed as a defendant). The Company did not, however, authorize the California Lawsuit.

The First Amended Complaint seeks to have the Court declare invalid the actions that were taken at a special meeting of the shareholders on September 13, 2005, based upon allegations that the Notice of Meeting & Proxy Statements issued by the Company for the special meeting was not properly sent to all shareholders of record and failed to contain a copy of our annual report. Additionally, while the First Amended Complaint does not ask the Court to make any determination of stock ownership, it nevertheless contains allegations regarding the ownership rights in approximately 9,555,553 shares of Series B preferred convertible stock (the “Series B Preferred Shares”) previously issued pursuant to the ASI Share Exchange Transaction. Specifically, the First Amended Complaint asserts that Mr. Ebeling, a former officer and director of the Company when it was known as Tridon Enterprises, obtained ownership of the Series B Preferred Shares. Mr. Ebeling is not a party to the California Lawsuit and has not filed any action in any court seeking to declare ownership in the Series B Preferred Shares.

In response to the First Amended Complaint, Mr. Hu filed a motion seeking a judgment based upon the pleadings in the case, and asking the Court to dismiss the case based upon federal legal doctrines. The Court has continued the hearing for this motion, originally scheduled for September 18, 2006, to October 2, 2008, and has taken Mr. Hu's motion under advisement. Essentially, the Court stayed the California Lawsuit pending the final decision of the Appellate Court in the Colorado Lawsuit, and as of the date of the issuance of these financial statements, the stay is in effect.

If the Court in the California Lawsuit ultimately finds for the plaintiffs, a range of remedies, including those under equitable (fairness) theories, may be imposed. At the present time, the Company does not know what relief might be imposed in that event, but it could include voiding the actions taken at the special meeting of the shareholders on September 15, 2005 as well as the Merger. The Company believes that shareholders and potential investors should not rely on Tridon's allegations, including those relating to the Series B Preferred Shares.

Beicang Iron & Steel, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Nine Months Ended September 30, 2007 and 2006

The Series B Preferred Shares

Mr. Ebeling's ownership claim over the Series B Preferred Shares was in direct conflict with the Court's orders that are in place in the Colorado Lawsuit. Mr. Ebeling claims to have acquired ownership of the Series B Preferred Shares through stock powers effective May 31, 2005. Prior to that time, two press releases were issued on March 18, 2005 and April 12, 2005, both without proper authorization from the Company. The March 2005 press release states that 9.55 million shares of the Series B Convertible Preferred Stock were returned by an individual to the Company and cancelled. The April 2005 press release states that the Series B Preferred Shares were returned to the Company on September 21, 2004. The Company believes that shareholders and potential investors should not to rely on the Schedule 13D filed by Mr. Ebeling with the SEC, prior press releases issued through PR Newswire or information contained the Company's web site, as it is not under the control of the current management.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

Beicang Iron & Steel, Inc. (“Beicang” or the “Company”), was incorporated in Colorado under the name “Turco Computer Systems, Inc.” in 1993. In February 2002, we changed our name to “Alpha Spacecom, Inc.” In June 2005, we reincorporated as a Nevada corporation after merging with our wholly owned subsidiary, Alpha Spacecom, Inc., a Nevada corporation. In October 2006, we further changed our name to “Beicang Iron & Steel, Inc.” to reflect our current business operations. We are in the refinery business, producing ferrochromium alloy and pelletized ores, which are raw materials for making steel and iron.

On April 8, 2006, we entered into a merger agreement (the “Merger Agreement”) with East Glory Investments Group, Ltd., a Cayman Islands company (hereinafter “EGIG”). Under the terms of the Merger Agreement, we issued an aggregate of 899,196,930 shares of our common stock to the sole shareholder of EGIG in exchange for all of the issued and outstanding shares of EGIG’s common stock, and EGIG merged with and into the Company (the “Merger”), with the Company as the surviving entity. Upon the closing of the Merger, the former sole shareholder of EGIG beneficially owns approximately 90% of the issued and outstanding shares of our common stock.

EGIG was incorporated under the laws of the Cayman Islands on July 26, 2005, and owns 100% of Trinity Link Holdings Ltd. (“Trinity Link”), a British Virgin Islands company, which in turns owns 100% of Shanxi Bestlink Management Consulting Co., Ltd. (“Bestlink”), which is a wholly foreign owned enterprise under the laws of the People’s Republic of China (the “PRC” or “China”). Pursuant to and concurrent with the Merger, we acquired all the issued and outstanding share capitals of both Trinity Link and Bestlink.

Since their inceptions, EGIG, Trinity Link and Bestlink have not carried any substantive operations of their own. Through a series of contractual arrangements, however, Bestlink operates, controls and beneficially owns the businesses of two companies in China that refine the raw materials for iron and steel: Pinglu County Changhong Ferroalloy Co., Ltd. (“PL”), which produces ferrochromium alloy, and Fanshi County Xinyu Iron Resources Co., Ltd. (“FS”), which produces pelletized ores. Accordingly, we consolidate the results, assets and liabilities of PL and FS in the accompanying financial statements.

Recent Developments

During the third quarter of 2007, after we completed lease negotiations with Yunneng Electric-power Industrial Co., Ltd. for the 12,500 KVA ore-heating furnace used by PL for the production of ferrochromium alloy, our purchasing power dropped because of an increase in price of raw materials. Our production capacity was not saturated, which accounts for PL’s losses during the third quarter of 2007. Our management believes that PL will have better results in the fourth quarter of 2007 when the price of raw materials normalizes and production increases to full capacity

During the third quarter of 2007, FS completed its technique innovation program and equipment repairs and maintenance, increasing its production ability by about 20% from 1,080 tons to 1,300 tons per day. However, the price of FS’ raw material, which is iron powder, remained at a high level; thus, we plan to begin production in the early part of next quarter to avoid operative losses.

In August 2007, FS’ operations unit was involved in a light industrial accident resulting in the operation being suspended by local government. Operations could only be resumed on application to the local government on the implementation of certain satisfactory industrial safety measures. At the end of the third quarter of 2007, the local government approved our application for operations to resume.

Currency Conversion and Exchange

The value of Chinese Renminbi (“RMB”) against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People’s Bank of China (“PBOC”), which are set daily based on the previous day’s PRC interbank foreign exchange market rate and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars has generally been stable.

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

See Note 3 of the Notes to our Consolidated Financial Statements (unaudited).

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

Results of Operations

Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006
	Three Months Ended September 30,
	2007	2006	Change
Revenues	$8,719,770	$7,318,311	11.77%
Cost of goods sold	(8,777,489)	(8,248,352)	6.4%
Gross profit (loss)	(57,719)	(930,041)	(93.79)%
Selling expenses	(74,875)	(160,703)	(53.4)%
Research and development expenses	-	-	-
General and administrative expenses	(383,766)	(154,905)	147.7%
Net profit (loss)	(361,242)	(1,187,236)	69.57%

Sales. During the third quarter of 2007, sales increased from approximately $7.3 million to approximately $8.7 million, representing an increase of 11.77% compared to the third quarter of 2006. The increase in sales was primarily attributable to PL, whose production increased during the third quarter of 2007.

Cost of Sales. Cost of sales increased from approximately $8.2 million to approximately $8.7 million in the third quarter of 2007 as compared to the same period in 2006, representing an increase of approximately 6.4%. The increase in cost of sales was primarily attributable to PL for which the price of raw materials increased during the third quarter of 2007. We prevented our cost of sales from increasing by a greater amount by shutting down production by FS during the three months ended September 30, 2007 because the price of FS’ raw materials remained at a high level. Selling expenses, however, decreased from $160,703 in the third quarter of 2006 to $74,875 in the third quarter of 2007 because PL started to control its selling costs in the third quarter of 2007.

Operating Expenses. Total operating expenses increased from $315,608 in the third quarter of 2006 to $458,641 in the third quarter of 2007, which is primarily attributable to the significant increase in our general and administrative expenses.

General and administrative expenses increased 147.7% to $383,766 for the three months ended September 30, 2007, from $154,905 for the same period in 2006, in order to maintain our competitiveness in the marketplace despite the increase of raw materials costs for PL.

We did not incur any research and development expenses during the third quarter of 2007 as we had already made purchases for our research and development needs in the first three months of 2007. We did not incur any research and development expenses during the same period in 2006.

Net Profit/(Loss). We recorded a net loss of $361,242 in the third quarter of 2007, as compared to net loss of $1,187,236 in the same period in 2006, representing a 69.75% increase in net profit.

Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006
	Nine Months Ended September 30,
	2007	2006	Change
Revenues	$26,091,348	$27,083,650	(3.66)%
Cost of goods sold	25,503,269	26,083,634	(2.22)%
Gross profit	588,079	1,886,650	(68.83)%
Selling expenses	1,148,983	1,508,035	(23.8)%
Research and development expenses	25,836	-	100%
General and administrative expenses	984,543	579,639	69.85%
Net profit (loss)	$1,493,050	$62,301	2296.51%

Sales. During the nine months ended September 30, 2007, sales decreased from approximately $27 million to approximately $26 million, representing a decrease of 3.66% compared to the same period in 2006. The decrease in sales was primarily attributable to FS, which ceased production during the second and third quarter of 2007 in light of the high costs of raw materials and instead underwent a technique innovation program and undertook equipment repairs and maintenance.

Cost of Sales. Cost of sales decreased from approximately $26 million to approximately $25.5 million during the nine months ended September 30, 2007 as compared to the same period in 2006, representing a decrease of 2.22% primarily due to the overall decrease in sales as FS ceased production during the second and third quarter of 2007. Cost of sales as a percentage of net sales increased from 93.25% in the nine months ended September 30, 2006 to 97.75% in the same period of 2007 because of PL’s increased raw materials costs during the nine months ended September 30, 2007.

Operating Expenses. Total operating expenses increased from $2,087,674 to $2,159,362 in the nine months ended September 30, 2007, representing an increase of 3.4% primarily due to FS ceasing its production during from the second to third quarter of 2007 and instead undergoing a technique innovation program and equipment repairs and maintenance.

Selling expenses decreased 23.8% to $1,174,819 in the nine months ended September 30, 2007, from $1,508,035 in the same period in 2006 as we continued our efforts to maintain our competitiveness in the marketplace. We also expended efforts to raise the price of our products in order to pass along some of the increases in raw material costs to our customers.

Research and development expenses were $25,836 in the nine months ended September 30, 2007, from $0 in the first six months of 2006.

General and administrative expenses increased 69.85 % to $ 984,543 in the nine months ended September 30, 2007, from $579,639 in the same period in 2006, largely due to expenses associated with being a public company and related professional expenses.

Net Profit/(Loss). We recorded a net loss of $1,493,050 during the nine months ended September 30, 2007 as compared to net loss of $62,301 during the same period in 2006.

Liquidity and Capital Resources

Cash Flows. We funded our operations during the third quarter of 2007 primarily through shareholders’ paid in capital and raw materials provided by related parties, Shanxi Changchi Enterprise Limited (“Changchi”), which is under the control of Mr. Beicang Hou, our CEO and Chairman, and Pinglu Changsheng Stainless Steel Material Co., Ltd. (“Changsheng”), which is a related party of PL because Mr. Yaoting Ren, the general manager and small shareholder of PL, is a small shareholder in Changsheng. We had cash flows from operations of $2,277,558 for the nine months ended September 30, 2007, as compared to net cash flow used in operations of $444,159 for the same period in 2006. Cash flows from operations for the nine months ended September 30, 2007 was primarily related to sales by PL.

We used $1,973,543 in investing activities for the nine months ended September 30, 2007, as compared to $721,477 used in investing activities for the same period in 2006. Net cash flow used in investing activities related to the purchase of equipment and building activities of both PL and FS.

For the nine months ended September 30, 2007, net cash used in financing activities was approximately $684,537 as compared to $246,267 in net cash flow provided by financing activities during the same period in 2006. Net cash flow used in financing activities related to the repayment of outstanding loans, which are primarily loans from related parties.

Working Capital Requirements. At September 30, 2007, our current liabilities were $13,096,536, and our current assets were $6,228,739. Thus, current liabilities at September 30, 2007 exceeded current assets by $6,867,797. At December 31, 2006, our current liabilities were $13,806,407, and our current assets were $10,272,802. Thus, current liabilities at December 31, 2006 exceeded current assets by $3,533,605. The ratio of our current assets to our current liabilities was 210.2 % at September30, 2007 and 74.4% at December 31, 2006. At September 30, 2007, our current assets of $6,228,739 included $1,299,116 in inventory and $2,750,113 in trade receivables from related parties.

Off-Balance Sheet Arrangements. We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Effect of Fluctuation in Foreign Exchange Rates

Our operating subsidiaries are located in China, and we buy all raw materials in China and sell all our products in China using RMB as the functional currency. During the nine month period ended September 30, 2007 and 2006, we had other comprehensive income of $227,647 and $220,515, respectively, as a result of changes in foreign currency exchange rates.

Inflation

Although management expects our operations to be influenced by general economic conditions, we do not believe that inflation had a material effect on the results of operations during the nine month period ended September 30, 2007.

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

Interest Rates.

Our exposure to market risk for changes in interest rates relates primarily to our short-term investments and short-term obligations; thus, fluctuations in interest rates would not have a material impact on the fair value of these securities. At September 30, 2007, we had approximately $1,234 in cash and cash equivalents. A hypothetical 7.29% decrease in either short term or long term interest rates would not have a material impact on our earnings or loss, or the fair market value or cash flows of these instruments.

Foreign Exchange Rates.

Our sales are principally in Renminbi (“RMB”). The translation of RMB amounts into US dollars is for reference purposes only. The People’s Bank of China, or PBOC, sets and publishes daily a base exchange rate with reference primarily to the supply and demand of RMB against the US dollar in the market during the prior day. PBOC also takes into account other factors such as the general conditions existing in the international foreign exchange markets. Although Chinese governmental policies were introduced in 1996 to reduce restrictions on the convertibility of RMB into foreign currency for current amount items, conversion of RMB into any other currency for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration for Foreign Exchange. RMB which had been tightly pegged at RMB 8.28 for US $1 for the previous decade, was revalued on July 21, 2005 to RMB 8.11 for US $1 following the removal of the peg to the US dollar and partly in response to pressure from the United States government. PBOC also announced that the RMB would float according to a basket of foreign currencies, rather then being strictly pegged to the US dollar, and would trade within a narrow 0.3% band against this basket of currencies, which is dominated by the US dollar, Euro, Japanese Yen and South Korean Won, with a smaller proportion made up of the British pound, Thai Baht and Russian Ruble. The translation of RMB amounts in this report on Form 10-Q is not a representation that the RMB amounts could actually be converted into US dollars at that rate or at any other rate on that date or on any other date, and does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through PBOC or other banks authorized to buy and sell foreign currencies at the exchange rates quoted by PBOC. Approval of foreign currency payments by PBOC or other institutions requires submitting a payment application form together with invoices, shipping documents and signed contracts. As a result, we are exposed to risk of foreign exchange rate changes that will result from any change in the PRC governmental policies with regard to currency exchange and remittance abroad. However, see the Risk Factors titled “Fluctuation in the value of RMB may have a material adverse effect on our business and/or an investment in our shares” in our most recent Annual Report on Form 10-KSB.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Colorado Lawsuit

We were a party to a legal proceeding before the Colorado State Court (the “Court”) initiated in November 2004 entitled: Alpha Spacecom, Inc. and Tridon Trust v. Xuedong Hu, Jian Wang, and Alpha Sky Investment LTD. (Case Number 04 CV 9819) (the “Colorado Lawsuit”). We became a plaintiff in this lawsuit at the direction of two former directors, Terrence Sien and Brian Brick. The lawsuit concerned events related to or that transpired from a share exchange transaction with Alpha Sky Investment Limited (“ASI”) pursuant to which we acquired from ASI all of its equity interests in both Accuhigh Investments Limited (“Accuhigh”) and Tidy Sum Investments Limited (“Tidy Sum”), in exchange for 10,000,000 shares of our convertible preferred stock, which shares were convertible into 900,000,000 shares of our common stock.

The Colorado Lawsuit primarily sought to remove from office the two directors and the CEO appointed as a result of the ASI Share Exchange Transaction, Xuedong Hu and Jian Wang. These directors and the CEO are no longer in office, as they resigned from their positions as a result of a merger with East Glory Investments Group, Ltd. on April 8, 2006.

On March 18, 2005, the Colorado District Court Judge entered an order in open court (the “Order”), directing that a special meeting of the shareholders be held and affirmed Mr. Hu’s right to vote at the meeting as a shareholder. The Order also dismissed two of the claims asserted in the plaintiffs’ complaint. The Order was reduced to writing (the “Written Order”), and the Judge signed the Written Order on March 30, 2005. On March 25, 2005, plaintiffs filed a voluntary notice of dismissal of their claims in the Colorado Lawsuit. Subsequent to the Written Order on March 30, 2005, plaintiffs filed a motion asking the Court to vacate its Order and declare that it lacked jurisdiction as a result of the notice of dismissal. On May 11, 2005, the Court issued a second order (the “Second Order”) stating that the Order was entered March 18, 2005, prior to the plaintiffs’ voluntary dismissal, and that the Court retained jurisdiction to sign and enforce the Written Order.

Plaintiffs filed a Notice of Appeal with the Colorado Court of Appeals (the “Appellate Court”) on June 15, 2005. On February 22, 2007, the Appellate Court partially affirmed the Order, agreeing with the lower court with respect to the special meeting of the shareholders and invalidating and vacating the portion of the Order dismissing the plaintiffs’ two causes of action. Subsequent to the Court of Appeals decision, the plaintiffs filed a Petition for Certiorari with the Colorado Supreme Court (2007 SC 432). The Colorado Supreme Court denied the Petition (en banc) on September 10, 2007. The Appellate Court then issued its mandate on September 18, 2007. On November 6, 2007, the Denver District Court complied with the Court of Appeals mandate and withdrew that portion of the orders it previously entered that were vacated by the Court of Appeals.

For a greater discussion concerning the backgrounds and procedural histories of the Colorado Lawsuit, please refer to our Current Report on Form 8-K that was filed with the Securities & Exchange Commission (“Commission”) on November 2, 2006, which is incorporated by reference herein. We have also discussed recent developments in the Colorado Lawsuit in our Current Report on Form 8-K filed with the Commission on March 16, 2007 and our Annual Report on Form 10-KSB filed with the Commission on May 18, 2007, which are each incorporated by reference herein.

California Lawsuit

We are also a party to legal proceeding to a lawsuit related to the Colorado lawsuit entitled Alpha Spacecom,Inc. and Tridon Trust v. Xuedong Hu, the United States Securities and Exchange Commission and Does 1-10 (Case No. CV05 3295DT(RCx)) that was initiated in May 2005 and is before the U.S. District Court for the Central District of California. There have been no material changes in this proceeding, which is more fully described in our Annual Report on Form 10-KSB filed with the Commission on May 18, 2007.

Item 1A.	Risk Factors

There have been no material changes in our business, operations or prospects that would require a change to the Risk Factor disclosure included in our most recent Annual Report on Form 10-KSB that have not already been disclosed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Securities Holders.

None.

Item 5.	Other Information.

None.

Item 6.  Exhibits

Exhibit
Number	Description

2.1	Share Exchange Agreement dated as of December 10, 2001. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2001)

2.2
Agreement and Plan of Merger between the Company and Alpha Spacecom, Inc., a Nevada corporation, dated as of June 16, 2005. (Incorporated by reference to Exhibit 2.2 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed on July 26, 2005)

2.3
Merger Agreement between the Company and East Glory Investment Group, Ltd. dated April 8, 2006. (Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K filed on April 12, 2006)

3.1
Articles of Incorporation, as amended and currently in effect. (Incorporated by reference to Exhibit No. 3.1 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed on July 26, 2005)

3.2	Bylaws. (Incorporated by reference to Exhibit No. 3.2 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed on July 26, 2005)

3.3
Articles of Merger as filed with the Nevada Secretary of State. (Incorporated by reference to Exhibit No. 3.3 of the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 filed on July 26, 2005)

10.1
Operating and Service Agreement for Fanshi County Xinyu Iron Resource Co., Ltd. dated January 5, 2006 (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007)

10.2
Option Agreement for Fanshi County Xinyu Iron Resource Co., Ltd. dated January 5, 2006 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007)

10.3
Loan Agreement for Fanshi County Xinyu Iron Resource Co., Ltd. dated January 5, 2006 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007)

10.4
Operating and Service Agreement for Pinglu County Changhong Ferroalloy Co., Ltd. dated January 5, 2006 (Incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007)

10.5
Option Agreement for Pinglu County Changhong Ferroalloy Co., Ltd. dated January 5, 2006 (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007)

10.6
Loan Agreement for Pinglu County Changhong Ferroalloy Co., Ltd. dated January 5, 2006 (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 filed on August 20, 2007)

31.1	Rule 13a-14(a)/15d-14(a)(4) Certification by the Chief Executive Officer. (Filed herewith.)

31.2	Rule 13a-14(a)/15d-14(a)(4) Certification by the Chief Financial Officer. (Filed herewith.)

32.1	Section 1350 Certification by the Chief Executive Officer and Chief Financial Officer. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEICANG IRON & STEEL, INC.
(Registrant)

Date: November 26, 2007	By:	/s/ Beicang Hou
Beicang Hou
Chief Executive Officer,
Chief Financial Officer,
and sole Director